Form 10QSB
period 2005-10-31
New Inverness Explorations, Inc.
filed 2006-01-27
CIK 1343611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2005.

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________________ to _______________________

Commission File Number   333-129810

NEW INVERNESS EXPLORATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

29 Otter Avenue, Box 634
Manitouwadge, Ontario Canada	P0T 2C0
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	807-826-2966

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,800,000 shares of common stock, par value $0.0001 outstanding as of January 25, 2006.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
OCTOBER 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$16,431

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$5,098

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized 4,800,000 shares issued, and outstanding	4,800
Additional paid in capital	26,700
(Deficit) accumulated during the exploration stage	(20,167)
11,333

$16,431

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2005 AND
THE PERIOD FROM INCEPTION (NOVEMBER 4, 2004) TO OCTOBER 31, 2005
(Unaudited)

	Three months ended	Inception to
	October 31, 2005	October 31, 2005

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	6,690	20,167

NET (LOSS) BEFORE INCOME TAXES	(6,690)	(20,167)

INCOME TAXES	-	-

NET (LOSS)	$(6,690)	$(20,167)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - (BASIC AND DILUTED)	4,800,000	3,653,846

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2005 AND
THE PERIOD FROM INCEPTION (NOVEMBER 4, 2004) TO OCTOBER 31, 2005
(Unaudited)

	Three months ended	Inception to
	October 31, 2005	October 31, 2005
Cash flow from operating activities:
Net cash (used in) operating activities	$(6,224)	$(13,569)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Issuance of capital stock for cash	-	30,000
Net cash provided by financing activities	-	30,000

Increase (decrease) in cash	(6,224)	16,431

Cash - beginning of period	22,655	-

Cash - end of period	$16,431	$16,431

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 4, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $20,167 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s fiscal year end is July 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements of New Inverness Explorations, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended July 31, 2005 for New Inverness Explorations, Inc. on Form 10KSB as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2005

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

NOTE 3. MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated May 31, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 9 mineral claim units, known as the Clear Lake claim (the “Claim”), located in the Larder Lake Mining Division of Ontario, Canada for:

a) Cash Payments totaling $33,000 as follows:

-	$3,000 upon execution of the Agreement (paid);
-	an additional $5,000 by May 25, 2006;
-	an additional $10,000 by May 25, 2007;
-	an additional $15,000 by May 25, 2008;

b) Expenditure Commitments

Incurring exploration and development work on the Claim totaling at least $200,000 by May 25, 2009, as follows:

-	$5,000 in expenditures on the Claim by December 31, 2005; (paid Nov 2005)
-	an additional $15,000 in expenditures on the Claim by May 25, 2006;
-	an additional $30,000 in expenditures on the Claim by May 25, 2007;
-	an additional $50,000 in expenditures on the Claim by May 25, 2008; and
-	an additional $100,000 in expenditures on the Claim by May 25, 2009.

c) Advance Royalty Payments

Paying to the Optionor advance net smelter returns (royalty payments) on the Claim of $10,000 per year. Advance royalty payments shall be due on May 25, each year commencing May 31, 2010, and continuing on May 25, of each calendar year thereafter until the Agreement is terminated.

d) Assessment Work

Paying to the Optionor, or on the Optionor’s behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement.

In addition, the Company will pay a royalty equal to 2% of the average appraised value of all gem and industrial diamonds recovered, sorted and graded from the Claim.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2005

NOTE 4. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from November 4, 2004 (Inception) to October 31, 2005, the Company issued 4,800,000 common shares for total cash proceeds of $30,000.

At October 31, 2005, there were no outstanding stock options or warrants.

NOTE 5. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $20,167 which expire in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at October 31, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating (loss)	$(20,167)
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	$6,857
Valuation allowance	$(6,857)

Net deferred tax asset	$-

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Clear Lake property consisting of a geophysical survey, geological mapping, prospecting and rock sampling. We anticipate that these exploration programs will cost approximately $16,000. To date, we have not commenced exploration on the Clear Lake property.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $10,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $26,000.

While we have enough funds to cover our proposed exploration expenses, we will require additional funding in order to cover administrative expenses and to proceed with any additional recommended exploration on the Clear Lake property following the completion of the phase two program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For The Period From Inception Through October 31, 2005

We have not earned any revenues from our incorporation on November 4, 2004 to October 31, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Clear Lake property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Clear Lake property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $20,167 for the period from our inception on November 4, 2004 to October 31, 2005. These operating expenses were comprised entirely of general and administration expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results Of Operations For The Three Month Period Ended October 31, 2005

We incurred a net loss of $6,690 in the three month period ended October 31, 2005. This loss consisted of general and administrative expenses that we incurred in connection with matters relating to our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission.

At October 31, 2005, we had assets of $16,431 consisting of cash and liabilities of $5,098 consisting of accrued expenses.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended October 31, 2005. This evaluation was conducted with the participation of Amanda Lamothe, our chief executive officer and Luke Willis, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Amanda Lamothe, our chief executive officer and Luke Willis, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the three-month period ended October 31, 2005, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 25, 2006

New Inverness Explorations, Inc.

/s/ Amanda Lamothe
Amanda Lamothe, President