Form 10QSB
period 2006-01-31
New Inverness Explorations, Inc.
filed 2006-03-17
CIK 1343611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 2006.

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________________________ to _____________________________

Commission File Number  333-129810

NEW INVERNESS EXPLORATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

29 Otter Avenue, Box 634
Manitouwadge, Ontario Canada	P0T 2C0
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	807-826-2966

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]	Yes	[X]	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,800,000 shares of common stock, par value $0.0001 outstanding as of March 15, 2006.

NEW INVERNESS EXPLORATIONS, INC
(AN EXPLORATION STAGE COMPANY)
Financial Statements
January 31, 2006

Page

Balance Sheet (Unaudited)	1

Statement of Operations (Unaudited)	2

Statement of Cash Flows (Unaudited)	3

Notes to the Financial Statements	4 - 6

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
JANUARY 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,378

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$1,947

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized 4,800,000 shares issued, and outstanding	4,800
Additional paid in capital	28,200
(Deficit) accumulated during the exploration stage	(32,569)
431

$2,378

See the accompanying notes to the financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended	Three months ended	Inception (November 4, 2004) to	Inception (November 4, 2004) to
	January 31, 2006	January 31, 2006	January 31, 2005	January 31, 2006

Revenues	$-	$-	$-	$-

General and administrative expenses	19,092	12,402	637	32,569

Net (loss) before income taxes	(19,092)	(12,402)	(637)	(32,569)

Income taxes	-	-	-	-

Net (loss)	$(19,092)	$(12,402)	$(637)	$(32,569)

Weighted average common shares outstanding - basic and diluted	4,800,000	4,800,000	2,000,000	3,653,846

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See the accompanying notes to the financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Inception	Inception
	Six months ended	(November 4, 2004)	(November 4, 2004)
	January 31, 2006	to January 31, 2005	to January 31, 2006
Cash flow from operating activities:
Net cash (used in) operating activities	$(20,278)	$(637)	$(27,622)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Issuance of capital stock for cash	-	2,000	30,000
Net cash provided by financing activities	-	2,000	30,000

Increase (decrease) in cash	(20,278)	1,363	2,378

Cash - beginning of period	22,656	-	-

Cash - end of period	$2,378	$1,363	$2,378

Supplemental cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See the accompanying notes to the financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited)

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $32,569 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
JANUARY 31, 2006
(Unaudited)

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
JANUARY 31, 2006
(Unaudited)

In addition, the Company will pay a royalty equal to 2% of the average appraised value of all gem and industrial diamonds recovered, sorted and graded from the Claim.

NOTE 4. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from November 4, 2004 (Inception) to January 31, 2006, the Company issued 4,800,000 common shares for total cash proceeds of $30,000.

At January 31, 2006, there were no outstanding stock options or warrants.

NOTE 5. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $32,569 which expire in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at January 31, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating (loss)	$(32,569)
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	11,073
Valuation allowance	(11,073)

Net deferred tax asset	$-

NOTE 6. SUBSEQUENT EVENTS

On February 10, 2006, a shareholder loaned the Company $10,000. The loan is non-interest bearing and is due on demand.

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

Item 2. Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Clear Lake property consisting of a geophysical survey, geological mapping, prospecting and rock sampling. We anticipate that these exploration programs will cost approximately $11,000. To date, we have completed the line cutting portion of the phase one exploration program.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $10,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $21,000.

We will require additional funding in order to cover anticipated exploration and administrative expenses and to proceed with any additional recommended exploration on the Clear Lake property following the completion of the phase two program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For The Period From Inception Through January 31, 2006

We have not earned any revenues from our incorporation on November 4, 2004 to January 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Clear Lake property, which is doubtful. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Clear Lake property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $19,092 for the six-month period ended January 31, 2006. These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results Of Operations For The Three Month Period Ended January 31, 2006

We incurred a net loss of $19,092 in the six month period ended January 31, 2006. This loss consisted of general and administrative expenses that we incurred in connection with matters relating to our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission.

At January 31, 2006, we had assets of $2,378 consisting of cash and liabilities of $1,947 consisting of accrued expenses.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended January 31, 2006. This evaluation was conducted with the participation of Amanda Lamothe, our chief executive officer and Luke Willis, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

DATED: March 15, 2006

New Inverness Explorations, Inc.

/s/ Amanda Lamothe
Amanda Lamothe, President