Form 10QSB
period 2006-04-30
New Inverness Explorations, Inc.
filed 2006-06-05
CIK 1343611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 30, 2006.

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________ to _________________

Commission File Number    333-129810

NEW INVERNESS EXPLORATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

29 Otter Avenue, Box 634
Manitouwadge, Ontario Canada	P0T 2C0
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	702-562-4091

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
[  ] Yes    [X]  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,800,000 shares of common stock, par value $0.001 outstanding as of May 23, 2006.

NEW INVERNESS EXPLORATIONS, INC
(AN EXPLORATION STAGE COMPANY)

Financial Statements

April 30, 2006

Page

Balance Sheet (Unaudited)	3

Statement of Operations (Unaudited)	4

Statement of Cash Flows (Unaudited)	5

Notes to the Financial Statements	6 - 8

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
APRIL 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$11,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$1,976
Notes payable - related party	20,000
21,976

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized 4,800,000 shares issued, and outstanding	4,800
Additional paid in capital	29,700
(Deficit) accumulated during the exploration stage	(45,108)
(10,608)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,368

See the accompanying notes to the financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

				Inception	Inception
	Three months ended		Nine months ended	(November 4, 2004) to	(November 4, 2004 to
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	12,539	1,979	31,631	2,604	45,108

Net (loss) before income taxes	(12,539)	(1,979)	(31,631)	(2,604)	(45,108)

Income taxes	-	-	-	-	-

Net (loss)	$(12,539)	$(1,979)	$(31,631)	$(2,604)	$(45,108)

Weighted average common shares outstanding - basic and diluted	4,800,000	3,966,667	4,800,000	3,355,128	4,015,789

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

See the accompanying notes to the financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Inception (November 4, 2004)	Inception (November 4, 2004)
	April 30, 2006	to April 30, 2005	to April 30, 2006
Cash flow from operating activities:
Net cash (used in) operating activities	$(31,288)	$(2,604)	$(38,632)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Notes payable - related party	20,000	-	20,000
Issuance of capital stock for cash	-	30,000	30,000
Net cash provided by financing activities	20,000	30,000	50,000

Increase (decrease) in cash	(11,288)	27,396	11,368

Cash - beginning of period	22,655	-	-

Cash - end of period	$11,368	$27,396	$11,368

See the accompanying notes to the financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2006

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on November 4, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $45,108 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
APRIL 30, 2006

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
APRIL 30, 2006

In addition, the Company will pay a royalty equal to 2% of the average appraised value of all gem and industrial diamonds recovered, sorted and graded from the Claim.

Subsequent to April 30, 2006, the Company amended the Clear Lake option agreement. In exchange for a payment of $2,500, the optionor has granted the Company a four-month extension of time to complete more work on the phase one exploration program. At the end of the four month period, the Company will decide whether to proceed with more work and make the $5,000 payment, which would be due September 25, 2006.

NOTE 4. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from November 4, 2004 (Inception) to April 30, 2006, the Company issued 4,800,000 common shares for total cash proceeds of $30,000.

At April 30, 2006, there were no outstanding stock options or warrants.

NOTE 5. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $45,108 which expire in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating (loss)	$(45,108)
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	$15,337
Valuation allowance	$(15,337)

Net deferred tax asset	$-

NOTE 6. LOANS PAYABLE - RELATED PARTY

A Director of the Company provided loans of $20,000 to the Company during the period ended April 30, 2006. The loans are non-interest bearing, unsecured and payable upon demand.

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

Subsequent to April 30, 2006, we paid $2,500 to the optionor of the Clear Lake property option agreement in order to extend the $5,000 cash payment deadline under the original agreement by four months to September 25, 2006.

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

Results Of Operations For The Three Month Period Ended April 30, 2006

We incurred a net loss of $12,539 in the three month period ended April 30, 2006, as compared to a net loss of $1,979 in the comparative period in 2005. The increase in net loss in the current period is primarily due to costs incurred in retaining a transfer agent and printing costs relating to our share certificates.

Results Of Operations For The Nine Month Period Ended April 30, 2006

We incurred a net loss of $31,631 in the nine month period ended April 30, 2006. This loss consisted of general and administrative expenses that we incurred in connection with matters relating to our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission.

At April 30, 2006, we had assets of $11,368 consisting of cash and liabilities of $21,976 consisting of accrued expenses of $1,976 and $20,000 due to one of our directors for amounts loaned to us.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended April 30, 2006. This evaluation was conducted with the participation of Amanda Lamothe, our chief executive officer and Luke Willis, our principal accounting officer.

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

During the six-month period ended April 30, 2006, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 23, 2006

New Inverness Explorations, Inc.

/s/ Amanda Lamothe
Amanda Lamothe, President