Form 10KSB
period 2006-07-31
ETHANEX ENERGY, INC.
filed 2006-11-15
CIK 1343611

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2006

Commission file number 333-129810
ETHANEX ENERGY, INC.
(f/k/a New Inverness Explorations, Inc.)
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	Pending (I.R.S. Employer Identification No.)

14500 Parallel Road, Suite A, Basehor, KS 66007
(Address of principal executive offices, Zip Code)

(913) 724-4106
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity as of November 2, 2006 was approximately $113,575,000.

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 2, 2006:

Common Stock, par value $0.001 per share (Class of common stock)	62,500,000 (Number of shares)

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Ethanex Engery, Inc.

Ethanex Energy, Inc.
Part I
ITEM 1. DESCRIPTION OF BUSINESS.

Business of New Inverness Explorations, Inc.

Ethanex Energy, Inc. was formerly known as New Inverness Explorations, Inc. (“NIE”). NIE was incorporated on November 4, 2004 under the laws of the state of Nevada and sought to commence operations as an exploration stage company. It desired to engage in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits discovered. Specifically, NIE had an option to acquire a 100% interest in a mineral claim known as the Clear Lake property on which it planned conduct exploration work for economic quantities of copper, zinc and silver.

Explanatory Note

On August 21, 2006, NIE changed its name to Ethanex Energy, Inc. On September 1, 2006, NIE completed a reverse merger (the “Merger”) with Ethanex North America Acquisition Corp., a wholly-owned subsidiary of NIE (the “Acquisition Sub”), with and into Ethanex Energy North America, Inc., a Delaware corporation (“Ethanex N.A.”). NIE acquired the business of Ethanex N.A. pursuant to the Merger and continued the existing business operations of Ethanex N.A. as a publicly-traded company under the name Ethanex Energy, Inc. (the “Company”). Unless otherwise indicated, the terms “the Company,” “we,” “us,” and “our” refer to Ethanex Energy, Inc. after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise. The term “NIE” refers to Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.) before giving effect to the Merger, and the term “Ethanex N.A.” refers to Ethanex Energy North America, Inc. before giving effect to the Merger.

The Merger and Related Transactions

The Merger

On September 1, 2006 (the “Closing Date”), NIE, the Acquisition Sub, and Ethanex N.A. entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). On the Closing Date, NIE completed the Merger with the Acquisition Sub, with and into Ethanex N.A. NIE acquired the business of Ethanex N.A. pursuant to the Merger and continued the existing business operations of Ethanex N.A. as a publicly-traded company under the name Ethanex Energy, Inc. Before entering into the Merger Agreement, no material relationship existed among the parties to the Merger Agreement.

On the Closing Date, the holders of Ethanex N.A.’s issued and outstanding capital stock before the Merger (the “Ethanex N.A. Stockholders”) surrendered all of their issued and outstanding capital stock of Ethanex N.A. and received common stock of the Company, par value $0.001 per share (“Common Stock”). Specifically, the holders of shares of Class A common stock of Ethanex N.A. received an aggregate of 26,000,000 shares of the Company’s Common Stock, and the holders of shares of Class B common stock received an aggregate of 20,000,000 shares of the Company’s Common Stock as a result of the conversion of their Class B shares (described below). The stockholders of NIE before the Merger (the “NIE Stockholders”) retained 14,000,000 shares of Common Stock. Gamma Capital Partners, LLC was issued 1,000,000 shares of Common Stock for finder and advisory services in connection with the Merger.

The Merger Agreement contains customary representations, warranties and covenants of NIE, Ethanex N.A. and, as applicable, Acquisition Sub, for like transactions. Breaches of representations and warranties are secured by customary indemnification provisions. The Merger Agreement contains a post-closing adjustment to the number of shares of Common Stock issued to Ethanex N.A. Stockholders in an amount up to 2,000,000 shares of Common Stock issued on a pro rata basis for any breach of the Merger Agreement by NIE discovered during the two year period following the Closing Date.

The Merger was treated as a recapitalization of the Company for financial accounting purposes. Accordingly, the historical financial statements of NIE before the Merger will be replaced with the historical financial statements of Ethanex N.A. before the Merger in all future filings with the SEC.

On the Closing Date, Amanda Lamothe and Luke Willis, constituting all of the directors of NIE before the Merger, appointed Robert C. Walther, Albert W. Knapp, Bryan J. Sherbacow, Randall L. Rahm and Johnny F. Norris, Jr. to fill the vacancies on the Board of Directors.  Also on the Closing Date, Ms. Lamothe and Mr. Willis resigned from the Board along with the then-current officers of NIE. New executive officers designated by Ethanex N.A. were appointed. The current officers and directors are identified on page 37 under “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

Before the Merger, the 2006 Equity Incentive Plan (the “2006 Plan”) was adopted by the Board and the NIE Stockholders. Under the Plan, 2,000,000 shares of Common Stock are reserved for issuance as incentive awards granted to executive officers, key employees, consultants and directors.

The parties have taken all actions necessary to ensure the Merger was treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

The Offering

Before the Merger, on August 3, 2006 (the “PPO Closing Date”), and in contemplation of the Merger, Ethanex N.A. closed a private offering (the “Offering”) of 20,000,000 units of its securities (the “Units”), each Unit consisting of one share of Class B common stock of Ethanex N.A. and a warrant to purchase one share of Class B common stock for a period of five years at an exercise price of $1.50 per share, which warrants were callable by Ethanex N.A. under certain circumstances. On the PPO Closing Date, the investors in the Offering collectively purchased 20,000,000 Units for a total consideration of $20,000,000.

The sale of the Units (including the Class B common stock, warrants and the Class B common stock underlying the Units) in the Offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC. The Merger, the Offering and the other transactions related thereto are collectively referred to herein as the “Transactions.”

In contemplation of the closing of the Merger, and in connection with the Offering, the holders of all of the shares of Class A common stock of Ethanex N.A., and the holders of all of the shares of Class B common stock of Ethanex N.A., with the exception of 12 Class B holders, executed an irrevocable proxy in favor of Tompkins Capital Group, or its designee, giving such proxy holder the power, until August 31, 2007, to vote their shares of Class A common stock and Class B common stock in favor of the Merger.

Canaccord Capital Corporation and Sanders Morris Harris, Inc. acted as placement agents in connection with the Offering and received fees of $127,750 and $228,750, respectively.

On the Closing Date of the Merger, each share of Class B common stock of Ethanex N.A. issued and outstanding before the Merger was converted into one share of the Company’s Common Stock. Each warrant to purchase shares of Class B common stock of Ethanex N.A. issued and outstanding before the Merger was converted into a warrant to purchase the same number of shares of the Company’s Common Stock, and on the same terms and conditions as the Class B warrants.

Restricted Securities and Registration Rights

All securities issued in connection with the Transactions were “restricted” securities and are subject to all applicable resale restrictions specified by federal and state securities laws.

On the PPO Closing Date, Ethanex N.A. entered into a Registration Rights Agreement with the investors in the Offering, which Registration Rights Agreement was assumed by the Company in connection with the Merger. Under the terms of the Registration Rights Agreement, as amended by the Consent and Acknowledgment thereto, the Company has committed to file a Registration Statement covering the resale of the Common Stock underlying the Units (including the Common Stock issuable upon exercise of the warrants) within 90 days from the Closing Date and shall use reasonable efforts to cause such Registration Statement to become effective no later than 90 days after the date filed (or 120 days if such Registration Statement is subject to a review by the SEC). The Company shall use its best efforts to maintain the effectiveness of this Registration Statement through the second anniversary of the date the Registration Statement is declared effective by the SEC or until Rule 144(k) of the Securities Act is available to the investors in the Offering with respect to all of their shares, whichever is earlier. The Company will be liable for customary penalties if the Registration Statement is not effective on the date by which the Company is required to cause it to become effective, consistent with the Registration Rights Agreement.

Split-Off Agreement

Contemporaneously with the closing of the Merger, the Company split-off its wholly-owned subsidiary, New Inverness Leasco, Inc., a Nevada corporation (“Leaseco”), through the sale of all of the outstanding capital stock of Leaseco (the “Split-Off”). The Company executed a Split Off Agreement with Amanda Lamothe, Luke Willis, Ethanex N.A. and Leaseco.

Lock-Up Agreements

Each of the officers and directors of the Company have agreed not to offer, sell, contract to sell or otherwise dispose of or transfer title to any of the shares of Common Stock acquired pursuant to or in connection with the Merger Agreement, during the period commencing on the Closing Date and ending on the 24-month anniversary of the Closing Date (the “Lockup Period”), without the prior written consent of the Company and Tompkins Capital Group.

Pro Forma Ownership

Immediately after giving effect to the Merger, there were issued and outstanding on a fully diluted basis (including the shares of Common Stock underlying the warrants and options, and the shares reserved for issuance under the Company’s 2006 Plan), 83,000,000 shares of Common Stock, as follows:

•
the former holders of the Class A shares of Ethanex N.A. held 26,000,000 shares of Common Stock from the Merger, approximately 31.33% of the Company’s outstanding common shares on a fully-diluted basis;

•
the former holders of the Class B shares of Ethanex N.A., who were investors in the Offering, held 40,000,000 shares of Common Stock from the Merger (of which 20,000,000 shares are issuable upon the exercise of warrants), approximately 48.19% of the Company’s outstanding common shares on a fully-diluted basis;

•	the existing stockholders of the Company retained 14,000,000 shares of Common Stock from the Merger, approximately 16.87% of the Company’s outstanding common shares on a fully-diluted basis; and

•	Gamma Capital Partners LLC held 1,000,000 shares of Common Stock from the Merger, approximately 1.2% of the Company’s outstanding common shares on a fully-diluted basis.

Company Overview

Immediately following the Merger, the business of Ethanex N.A. became the business of the Company. Ethanex N.A. was incorporated on May 31, 2006 with the objective to participate in the cyclical and secular trends in the energy sector. The members of management of the Company have significant experience in the energy field including the acquisition, restructuring, and operation of energy assets, as well as risk management. Initially, the Company plans to produce ethanol and its animal feed by-products.

Demand for alternative fuels and ethanol in particular has never been greater. Based on data published by the Renewable Fuels Association, the industry trade group of ethanol producers, in 2005, 95 ethanol plants produced a record 4.0 billion gallons of ethanol, an increase of 17% from 2004 and 126% from 2001. According to the Research Institute of America, at the end of 2005, 95 ethanol refineries were in production, 14 new refineries began operations, 30 began construction and 10 were expanded. Certain of the new refineries are being built in California, North Carolina, Arizona, Texas and New Mexico. Contributing factors to the current high interest in ethanol production are:

•	Federal and state energy policies;

•	high crude oil prices;

•	relatively low grain prices;

•	legislative bans on the use of MTBE (methyl tertiary butyl ether);

•	the August 2005 enactment of a renewable fuels standard in the Energy Policy Act of 2005; and

•	national security concerns due to the reliance on imported crude oil.

Favorable conditions currently exist for the U.S. ethanol industry, although there is no certainty that these conditions will continue to exist. During March and April 2006, ethanol was produced at record and near-record levels of 392.2 million gallons and 363.6 million gallons. According to the Renewable Fuels Association, in 2005, the U.S. ethanol industry contributed more than $32 billion to Gross Domestic Output, $5 billion to household income, nearly $2 billion to federal taxes, $1.6 billion to state and local taxes, added $6 billion to net price revenue, increased average corn prices by about $0.35 per bushel and was responsible for more than 153,000 jobs in all sectors of the economy. In addition, ethanol displaced 170 million barrels of oil, at least 65% of which would have been imported, and reduced greenhouse gas emissions by 8 million tons, the equivalent of taking more than 1 million vehicles off the road.

The Company’s business plan is to produce fuel grade ethanol and its co-product livestock feed as well as food grade quality corn products. If successfully executed, the Company will operate primarily as an ethanol producer with co-products serving the food and feed industries, each based on these separate products.

Using the proceeds of the Offering, the Company intends to own and operate ethanol plants and to market both ethanol and DDGS (dried distillers grain with solubles). The Company believes that there now exists a shortfall in domestic ethanol production capacity resulting from government mandated programs and the recent bans on MTBE. To address the business opportunity that may result from the shortfall, the Company has plans to acquire:

•	options to purchase 20-30 millions of gallons per year (“MMGY”) ethanol plants each of which may be suitable for expansion in capacity in the near term;

•	additional co-location rights from coal-fired electric utilities for brownfield development of new ethanol plants; and

•	additional options to acquire rights in proposed ethanol plants that have project development and environmental permits in place.

After four full years of operations, the Company believes that it will have in place annual production capacity of over 500 million gallons per year of denatured, fuel grade ethanol and 1.7 million tons of dried distillers grain with solubles (“DDGS”). If the Company is able to acquire the options and rights referred to above, the Company plans to own and operate four to seven ethanol plants geographically dispersed in the United States. The Company also believes that our technical abilities and operating model may make us one of the industry’s low cost producers. The Company’s business plan also calls for us to grow through existing plant expansions, new plant development and strategic acquisitions to the extent that we are able to expand, develop and acquire business at costs that enable us to operate profitably. The Company further expects that as a publicly traded ethanol company, we will be able to access capital at a lower cost than our privately-owned competitors and may be able to use our shares to acquire other ethanol producers in properly accretive transactions.

On August 3, 2006, Ethanex N.A. acquired all of the capital stock of IPT Ethanol, Inc., a then-wholly owned subsidiary of Industrial Power Technology (“IPT”). See “Certain Relationships and Related Transactions” on page 41. Based in Santa Rosa, California, IPT is an engineering and power generation project development company with over 22 years of operating history in the alternative energy space. IPT has been responsible for the successful planning, design and construction of more than 30 energy projects utilizing a variety of fuels and energy conversion systems. The fuels produced or utilized in IPT’s projects have included natural gas, coal, wellhead residual gas, digester gas, urban waste, scrap tires, biomass fuels, agricultural waste, and hydropower. IPT has significant experience in the areas of siting, regulatory and permitting activities, as well as design, construction management, and plant operations.

In late 2005, IPT began site selection for a 40 MMGY ethanol processing facility in northeast Kansas. In May 2006, IPT entered into a Letter of Understanding (the “LOU”) with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by the electric utility. The LOU provides IPT with a six-month exclusive study period ending November 30, 2006. IPT assigned all of its rights in the LOU to IPT Ethanol, Inc. before the acquisition of IPT Ethanol, Inc. by Ethanex N.A.

Upon the receipt of favorable results from the study and upon the satisfactory negotiation of business terms between the electric utility and the Company for the development of the proposed plant, the electric utility and the Company intend to enter into a definitive agreement to site the ethanol plant at the coal-fired generating facility. The Company’s ability to participate in this project is wholly dependent, however, on the successful fulfillment of several conditions, including:

•	favorable results for the siting of the facility;

•	receipt of all necessary environmental and other permits;

•	acquisition of capital for the development and construction of the plant;

•	securing acceptable terms from the electric utility; and

▪	review and approval of the project by the electric utility's board of directors.

Furthermore, the Company intends to market a next generation ethanol production technology, corn fractionation - a process that increases the starch concentration of feedstock and lowers the cost of producing ethanol - to existing ethanol plants as a means for such plants to lower production costs in exchange for equity interests in those existing ethanol plants.

The Company has identified existing operational ethanol plants with production capacity of 30 MMGY or less that meet its selection criteria. The Company generally requires that such facilities have acceptable rail access, sufficient feedstock sources, strong local demand for DDGS and are suitable for expansion. Taking advantage of our industry relationships, the Company plans to market our fractionation process to these existing ethanol producers in exchange for equity interests in the existing ethanol plants. Our ability to do so, however, is contingent on the willingness of the current owners of the plants to enter into agreements with the Company on terms that we consider acceptable. Because of the current high level of both ethanol prices on a historical basis and investor interest in the industry, and because of a relatively small number of independently-owned operations, it may be difficult for the Company to negotiate reasonable terms.

In July 2006, Ethanex N.A. entered into a letter of intent with SEMO Milling, LLC and on August 4, 2006 entered into a definitive Joint Venture Agreement, and ancillary agreements related thereto, to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. The Company intends to build the ethanol plant using next generation ethanol production technology, including corn fractionation. If this technology proves feasible, the Company intends to market next generation fractionation technology to existing ethanol plants as a means for such plants to lower their production costs in exchange for equity interests in those plants.

In August 2006, the Company entered into a Letter of Intent with Star Ethanol, LLC, an Illinois limited liability company (“Star”) and on September 17, 2006 entered into a Joint Venture Agreement with Star to construct and operate a 132 MMGY ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol-related products (the “Plant”). The joint venture will operate as Ethanex Southern Illinois, LLC, an Illinois limited liability company (“Ethanex Southern”), through which they will construct the Plant and develop, manufacture, distribute, and sell ethanol and ethanol-based products.

The Company will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility.

The Plant construction is expected to begin during the second quarter of 2007, and the Plant is expected to be completed during the second half of 2008. Once operational, the Company will operate the Plant and market the ethanol and ethanol related products produced at the Plant.

The Company’s initial contribution to Ethanex Southern is $2,000,000, tangible and intangible assets, goodwill, and management expertise. Furthermore, the Company will secure the financing necessary to complete the Plant as well as oversee the design and construction of the Plant. Star’s initial contribution will be a total of $11,250,000, which is 15% of the anticipated cost of construction with 70% leverage. In the event Star is unable to make its initial capital contribution, the Company has agreed to advance Star up to $4,000,000 toward its initial contribution in the form of a senior subordinated debenture, which will bear interest at the rate of 11% per year, compounded quarterly.

On October 6, 2006, the Company entered into a professional services agreement (the “Agreement”) with Chevron Energy Solutions Company (“CES”), a division of Chevron U.S.A., a Pennsylvania corporation, for the development and construction of high-efficiency ethanol plants.

Under the Agreement, CES will perform preliminary engineering, geotechnical studies, site, and civil design work sufficient to prepare a proposal. Pursuant to such proposal, CES will develop and engineer, procure equipment, construct, startup, test, commission, and deliver a fully operationally ethanol facility to the Company, which will be owned or controlled by the Company. The Company intends that CES will perform such services for at least three of its facilities. The Company expects that the facilities, to be located in Missouri, Illinois, and Kansas, will utilize advanced technology and will produce 132 million gallons of fuel grade ethanol per year.

The Agreement contemplates that for each proposal, the Company and CES will enter into a turn-key, firm, fixed priced engineering, procurement and construction agreement under which CES will act as the general contractor and will perform engineering, equipment procurement, and construction work.

The Agreement provides CES with the exclusive right to prepare a proposal for at least three of the Company's ethanol facilities. The Agreement further provides that the Company pay CES for services provided in accordance with CES's standard hourly rates and for compensating CES for costs plus a mark up. The term of the Agreement is the later of twenty-four months or if work is not completed at such time, on the date all remaining work is completed. The Agreement may be terminated by mutual agreement by the parties or upon written notice of a party’s default of a material provision of the Agreement that is not cured within 30 days (or within a reasonable time if default cannot be cured within such time).

The foregoing description of the professional services agreement is qualified in its entirety by reference to the copy of the agreement attached as Exhibit 10.1 to the Current Report on Form 8-K filed October 12, 2006.

Industry Overview

Ethanol

Ethanol is ethyl alcohol-200-proof grain alcohol. Denatured with 5% unleaded gasoline, fuel grade ethanol is a fuel component utilized to enhance gasoline performance properties and abate gasoline exhaust emissions. Because it is derived primarily from processing corn, an abundant agricultural commodity, ethanol is a renewable source of energy.

Ethanol is primarily used as a blend component in the U.S. gasoline fuel market; refiners and marketers, including some of the major integrated oil companies and a number of independent refiners and distributors, have blended ethanol with gasoline to increase octane and reduce tailpipe emissions. According to the U.S. Department of Energy, refiners typically blend ethanol at 5.7% to 10.0% of volume in over 30% of the U.S. gasoline fuel supply. Major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors permit the use of ethanol blends in their products. Ethanol is also used as the primary blend component for E85, a fuel blend composed of up to 85% ethanol. Although E85 represents an insubstantial portion of the U.S. gasoline supply, approximately 6.0 million vehicles on the road in the U.S. today are fitted to use E85. Ethanol blends of up to 10% are approved for use under the warranties of all major motor vehicle manufacturers and are often recommended.

According to the Renewable Fuels Association, U.S. production of ethanol in 2005 was 4.0 billion gallons (BGY), approximately 3% of the U.S. gasoline fuel supply and in 2005 total U.S. ethanol production capacity increased to more than 4.3 BGY. The Renewable Fuels Association has also reported that as of June 2006, there are 98 ethanol refineries with over 4.6 BGY of capacity with 35 new facilities under construction and nine expansions, totaling 2.2 BGY of capacity.

The primary uses of ethanol are:

•
To enhance octane. Because in contrast, pure ethanol has an average octane rating of 113, compared to an octane rating of 86 to 91 for gasoline, adding ethanol to gasoline enables refiners to produce greater quantities of suboctane fuel. Adding ethanol to finished regular grade gasoline produces higher octane midgrade and premium gasoline.

•
As a clean air additive. Because ethanol contains 35% oxygen, approximately twice that of MTBE, ethanol results in more complete combustion of the fuel in the engine cylinder and in reduced tailpipe emissions and volatile organic compound emissions. Ethanol also displaces the use of some gasoline components like benzene, a known carcinogen, since ethanol is non-toxic, water soluble and quickly biodegradable.

•
To extend fuel supplies. Much of the ethanol blending throughout the U.S. today is done for the purpose of extending the volume of fuel sold at the gas pump. Blending therefore reduces the amount of foreign crude oil and refined oil products.

•
To produce gasoline alternatives. Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly. As of February 2006, the U.S. Department of Energy stated that over 500 service stations in the U.S. sell E85. Vehicles must be specially equipped to use E85 fuel and, according to the National Ethanol Vehicle Coalition, approximately 6.0 million U.S. vehicles are so equipped. Experience in Brazil suggests that E85 could capture a much greater portion of the U.S. market in the future. U.S. automakers receive incentives under federal fuel economy standards for producing Flexible Fuel Vehicles (“FFVs”). E85 is generally priced lower per gallon than gasoline because most FFVs experience some reduction in mileage when running on E85.

Demand for Ethanol

We believe the ethanol market will grow as a result of:

•
Favorable economics. Under current market conditions, ethanol currently represents an economically attractive source of fuel. The Company believes that our cost of producing ethanol is now significantly lower than the cost incurred by refiners to produce an equivalent volume of gasoline. This favorable balance should enable ethanol to grow not only as a strategic blend component, but also as an alternative in the form of E85.

•
The replacement of MTBE. Although once the preferred oxygenate ingredient used by the petroleum industry in most reformulated gasoline, in recent years, as a result of health and environmental concerns, 25 states, representing more than half of the MTBE consumed in the U.S., have banned or significantly limited the use of MTBE. Product liability concerns regarding MTBE increased following passage of the Energy Policy Act, which did not contain limitations on product liability claims relating to MTBE use. As a result, refiners are now expediting the phase-out of MTBE nationwide, creating additional demand for ethanol. As MTBE is replaced, ethanol is positioned to be the most likely substitute for MTBE because of its favorable production economics, high octane rating and clean burning characteristics.

•
A shortage of domestic petroleum refining capacity. The U.S. Energy Information Administration (EIA) reports that the number of operable U.S. petroleum refineries has decreased from 319 in 1980 to 148 in 2005. The EIA also reports that although domestic refining capacity decreased approximately 5% from 1980 to 2005, domestic demand increased 21% over the same period. The EIA expects growth in refining capacity to average 1.3% per year until 2025, with demand for refined petroleum products growing at 1.5% per year over the same period. Because ethanol is blended with gasoline after the refining process, it directly increases domestic fuel capacity.

•
Geopolitical concerns. The U.S. is increasingly dependent on foreign oil. According to the Energy Information Administration, crude oil imports represented 65% of the U.S. crude oil supply in 2005 and are estimated to rise to 71% by 2025. Political unrest and attacks on oil infrastructure in the major oil producing nations have periodically disrupted the flow of oil. Fears of terrorist attacks have added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have increased their demand for oil. World oil prices topped $70 a barrel at times during 2005 and have averaged above $60 a barrel during 2006. As a domestic, renewable source of energy, ethanol reduces the U.S.’s dependence on foreign oil by increasing the availability of domestic fuel supplies. The Renewable Fuels Association calculates that in 2004 alone, the use of ethanol reduced the U.S. trade deficit by $5.1 billion by eliminating the need to import 143.3 million barrels of oil.

•
Federally mandated renewable fuel usage—the renewable fuels standard. In August 2005, President Bush signed the Energy Policy Act establishing a nationwide renewable fuels standard (RFS) that will double the use of ethanol and biodiesel by 2012. The RFS eliminated the mandated use of oxygenates and mandates levels of annual use of renewable fuels in the U.S. fuel supply. The RFS requires motor fuels sold in the U.S. to contain in the aggregate the following minimum volumes of renewable fuels in future years:

Year	Renewable Fuel Usage (BGY)
2006	4.0
2007	4.7
2008	5.4
2009	6.1
2010	6.8
2011	7.4
2012	7.5

The RFS:

•	provides for 2.78% by volume renewable fuel use in 2006 if federal regulations have not yet been promulgated by the U.S. Environmental Protection Agency;

•	provides that beginning in 2013, a minimum of 250 million gallons a year of cellulosic derived ethanol be included in the RFS;

•
provides refiners flexibility by creating a credit trading program that allows refiners to use renewable fuels where and when it is most efficient and cost-effective for them to do so. The credit trading program will result in lower costs to refiners and thus, consumers. RFS credits have a lifespan of 12 months. Every gallon of cellulose-derived ethanol is equal to 2.5 gallons of renewable fuel;

•
exempts small refineries (defined as facilities where the average daily crude oil throughput does not exceed 75,000 barrels per day) from the RFS program until January 1, 2011. Small refineries are able to opt in to the program and generate credits as do other refineries;

•
requires annual studies on seasonal variations in renewable fuel use. Requires regulations to ensure that at least 25% of the annual renewable fuel obligations be met in each season should seasonal variations exist;

•	protects consumers with a waiver provision in the event the economy or environment would be severely harmed because of the RFS;

•	eliminates the reformulated gasoline (RFG) 2.0 wt.% oxygenate standard under the Clean Air Act which had promoted the case of MBTE;

•	enhances the air quality performance standards established in the RFG program;

•	creates grant and loan guarantee programs for cellulose ethanol; and

•	creates grant and loan programs for ethanol production from sugar.

The Company believes that in general the RFS provides us with a sound basis for believing that U.S. ethanol consumption will increase through 2012. During this period, however, it is likely that substantial amounts of ethanol derived from cellulose, biomass, and other organic materials other than corn will come to market, providing competition for corn-based ethanol production. It also is possible that the actual use of ethanol and other renewable fuels will surpass the mandated requirements, especially in the early years of implementation of the RFS.

More recently, the American Coalition for Ethanol (ACE) has sponsored a bill in Congress, known as the “Biofuels Security Act of 2006,” to revise the current RFS schedule to achieve 12 BGY of ethanol by 2012 and 60 BGY of ethanol demand in the future when cellulose becomes cost-effective and technically feasible.  This bill may also require that all vehicles sold in the country be capable of using E85 by 2017 and that 50 percent of the service stations affiliated with major oil companies sell E85 by 2017 or sooner if possible.

Production of Ethanol

Production in the ethanol industry remains fragmented. According to the Renewable Fuels Association, although domestic ethanol production increased from 1.3 BGY in 1997 to 4.0 BGY in 2005 and 4.6 BGY in June 2006, the top 12 producers accounted for approximately 50% of the industry’s total estimated production capacity as of April 2006. More than 50 smaller producers and farmer-owned cooperatives, most with production of 50 MMGY or less, generate the remaining production. Since a typical ethanol facility can be constructed in approximately 14-18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. The Renewable Fuels Association currently estimates that 30 new ethanol facilities and expansion of 10 other facilities with capacity of an aggregate of an additional 2.2 BGY are under construction. The Renewable Fuels Association also has reported that many other projects are in the planning, finance and permitting stages.

Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Consequently, most U.S. ethanol is produced from corn grown in the Midwest, where corn is abundant. In addition to corn, the production process employs natural gas or, in some cases, coal to power the facility and dry distillers grains. Proximity to sufficient low-cost corn and natural gas supply, therefore, provides a key competitive advantage for ethanol producers. Nevertheless, over the next several years, it is likely that the production of ethanol from cellulose will increase and it is possible that, because of the size of this untapped biomass resource, its cost as a feedstock ethanol producer will be less than the cost of corn. A joint study by the U.S. Departments of Agriculture and Energy has concluded that the U.S. land resources could produce a sustainable supply of biomass sufficient to displace 30% of the country’s current gasoline consumption.

More than half of total U.S. ethanol production is consumed in the east- and west-coast markets, primarily as a result of the stricter air quality requirements in large parts of those markets. The primary means of transporting ethanol from the Midwest to the coasts is by rail transportation. As a result, adequate access to rail transportation is a key consideration for locating ethanol production facilities. Furthermore, a producer’s ability to form unit trains, consisting entirely of ethanol tank cars from one facility, allows for reduced transportation costs and faster delivery times. The movement of ethanol via pipeline is limited as a result of the tendency of ethanol to absorb water and other impurities found in the pipelines, logistical limitations of existing pipelines and limited volumes of ethanol that need to be transported. Barges and trucks are also used in the transportation of ethanol.

Imports of fuel ethanol from foreign sources, principally Brazil, also affect overall supply and pricing. According to a reliable trade source, total foreign imports in 2006 may amount to between 210 MMGY and 230 MMGY, or approximately 5% of total current U.S. production. Foreign imports of ethanol, except from certain Caribbean Basin nations, are subject to a tariff and an ad valorem tax.

Nevertheless, at price levels reached in the second quarter of 2006, prices of imported ethanol, including transportation costs, tariff and taxes, were competitive with domestically produced ethanol. Fuel ethanol imported from Jamaica, Trinidad, El Salvador, Costa Rica and 17 other nations is not subject to tariff and therefore reaches the U.S. at delivered prices below the current market.

The Ethanol Production Process

The production of ethanol or ethyl alcohol from starch or sugar-based feedstocks is among the earliest ventures into value-added processing. The process has been considerably refined in recent years. There are two production processes: wet milling and dry milling. The main difference between the two is in the initial treatment of the grain.

Dry Milling.

In dry milling, the entire corn kernel or other starchy grain is first ground into flour and the starch in the flour is converted to sugar which is then converted to ethanol by means of fermentation. The fermentation process generally takes about 40 to 50 hours. The ethanol is concentrated to 190 proof using conventional distillation and then is dehydrated to approximately 200 proof in a molecular sieve system.

The anhydrous ethanol is then blended with about 5% denaturant (such as natural gasoline) to render it undrinkable and thus not subject to beverage alcohol tax. It is then ready for shipment to gasoline terminals or retailers.

The other products of dry milling are carbon dioxide (used to carbonate soft drinks and the manufacture of dry ice) and dried distiller grains with solubles (“DDGS”), a high quality, nutritious livestock feed.

Dry Milling with Next Generation Fractionation Technology

In dry milling with fractionation, the corn kernel is separated into three distinct streams in the fractionation process. These streams are the bran or fiber, the germ and the endosperm or starch component. As in a typical dry mill, the starch is converted to sugar which is then converted to ethanol by means of fermentation. The fermentation process generally takes about 40 to 50 hours. The ethanol is concentrated to 190 proof using conventional distillation and then is dehydrated to approximately 200 proof in a molecular sieve system.

Wet Milling.

In wet milling, the grain is soaked or “steeped” in water and dilute sulfurous acid for 24 to 48 hours. This steeping facilitates the separation of the grain into its many component parts, starch protein, germ and fiber, which are then further processed.

The products of wet milling include corn oil (which is either extracted on-site or sold to crushers who extract the corn oil), corn gluten meal co-product (a popular feed ingredient in poultry broiler operations), and starch products which can be processed in one of three ways: fermented into ethanol, dried and sold as dried or modified corn starch, or processed into corn syrup. The fermentation process for ethanol is very similar to the dry mill process described above.

Ethanol Production Economics

Corn represents the single largest cost in ethanol production. However, there is very little relationship between ethanol and corn prices. Ethanol prices most closely correlate to conventional gasoline. In fact, the last few years have yielded record corn crops with relatively low grain prices and record high ethanol prices. The result has been a significant increase in margins. Each bushel of corn yields approximately 2.8 gallons of denatured fuel ethanol. Moreover, in 2006 prices for ethanol have increased to a 24-year high, with a low spread over spot prices for gasoline. Because of the volatility in commodity prices, there is no certainty that ethanol prices will remain at these levels. In fact, the rise in prices may be resulting in the building of increased production capacity, which may well lead to a condition of oversupply.

The U.S. average ethanol price has shown substantial correlation with the price of conventional gasoline over the last decade. In contrast, correlations with variables pertaining to ethanol production including agricultural commodities have been quite weak (Sparks & KSU). Petroleum product prices will drive ethanol prices. According to the U.S. Energy Information Administration’s Annual Energy Outlook 2006, oil prices are not likely to ease in the coming quarter century.

The National Corn Growers Association has stated there will be sufficient corn production to support 15 BGY of ethanol production, consuming approximately 30% of annual corn production. A volume of 15 BGY is approximately 10% of the projected annual U.S. gasoline consumption.

At 4.4 billion gallons, the ethanol industry currently represents only 3% of the US gasoline market. With 10% blends, the market has room to expand to 15 billion gallons per year or approximately 3.5 times its current size.

Figure 1 Historic U.S. Fuel Ethanol Production

Source: U.S. Energy Information Administration / RFA

Dried Distillers Grain

Dried distillers grain is an important co-product of drymill ethanol production. As discussed above, the drymill ethanol production process uses only the starch portion of the corn, which is about 70% of the kernel. All the remaining nutrients - protein, fat, minerals, and vitamins - are concentrated into distillers grain, a valuable feed for livestock. A bushel of corn weighs 56 pounds and will produce approximately 2.8 gallons of ethanol and 17 pounds of distillers grain.

Dried distillers grain with solubles (“DDGS”) is the form available to the cattle feed industry. The liquid that is separated from the mash during the distilling process is partially dehydrated into syrup, and then added back onto the distillers grain before drying to create DDGS.

DDGS is a high quality feedstock ration supplement for dairy cattle, beef cattle, and is suitable in varying amounts as a protein supplement for swine, poultry, and aquaculture. The feed is an economical partial replacement for corn, soybean meal, and dicalcium phosphate in livestock and poultry feeds. Historically, over 85% of DDGS has been fed to dairy and beef cattle, and DDGS continues to be an excellent, economical feed ingredient for use in ruminant diets.

More than 8 million metric tons of DDGS will be produced in the year 2006. Some industry experts are predicting that distillers by-product production will reach 10 to 14 million metric tons within the next few years.

The Company’s Proposed Strategy

The Company is focusing our efforts to become the industry’s low cost producer. The Company anticipates that our acquisition and brownfield development strategies and our focus on alternative energy sources will afford us rapid capacity development with significant cost advantages. Brownfield development refers to the co-location of new ethanol plants adjacent to existing sources of steam energy. Further, by co-locating new developments at coal-fired electric plants, the Company believes that we may be able to take advantage of existing infrastructure, creating initial capital cost savings of up to 20%, as well as meaningful ongoing operating cost savings through less expensive energy services.

In addition, the Company expects that our use of corn fractionation technology will contribute to our effort to become a low cost producer in the industry. Fractionation is a process that separates the germ and the bran from the endosperm, which contains the starch used in making ethanol. Fractionation leads to increased ethanol productivity and to decreased ethanol production costs through increased plant output, decreased water use, decreased energy use and creation of a higher protein, higher value DDGS.

Although agricultural derivatives create higher value products from commodities, they themselves become commodities. Industry rationalization will permit only those companies that create operating models enabling low-cost production to survive. Traditionally, the most important factor in accomplishing low-cost production has been the establishment of significant economies of scale, supplemented by programs to reduce up-front capital costs and other strategic initiatives to reduce ongoing operational costs. Beyond the grain feedstock costs, the second highest input cost of ethanol production is energy, traditionally natural gas for creation of steam. Strategic location of ethanol plants near large coal fired utility plants may result in significant reduction of operating costs by utilizing waste heat and existing infrastructure from the power plant. Furthermore, through the use of alternative energy sources, such as coal or biomass, significant cost reductions are possible in other brownfield locations.

The Company plans to be a low-cost producer by way of alternative energy sources and applied technology with a goal to move into the top ten ethanol producers over the next four years. The Company believes that we will be able to accomplish these objectives by successfully executing our utility co-location brownfield development, and two-part acquisition strategies.

Brownfield Utility Co-Location

By siting at an electric utility, the Company believes that we will achieve the following benefits and advantages:

•	established railroad infrastructure for shipping ethanol and distillers grain and receiving feedstock and coal;

•	water availability;

•	reduced cost for electrical supply;

•	existing industrial zoning; and

•	expedited/Minimal permitting risk based on siting and thermal supply options.

After corn, fuel cost is the second largest production cost component. Accordingly, overall production cost changes are most sensitive to fuel cost changes. As ethanol plants require large amounts of energy to evaporate the water used in processing, a small change in energy cost has a significant effect on production costs. For example, a 50% rise in fuel price would result in a 20% increase in total production costs. The majority of plants producing ethanol today in the United States are fueled by natural gas. The extraordinary rise in the cost of natural gas in the last two years has had a meaningful impact on these producers’ margins. The Company believes that coal will provide us with relative price stability. Nonetheless, coal prices, like all commodity prices, are volatile and more exposed to factors of supply and demand in the marketplace. Since coal is also a desirable alternative to oil and natural gas in other industrial processes, including power generation, its price may increase to a level that does not permit the Company’s low-cost production of ethanol.

Acquisition of Expandable Existing Plants

The Company plans to generate rapid capacity development through acquisitions at the low end of the existing producer market in terms of plant capacity (20-30 MMGY) followed by subsequent unit expansion. This model provides near-term economies of scale and cash flow while maintaining a competitive cost structure. Smaller, cooperative owned plants located with rail access, water availability, and alternative energy access will be the primary target. The Company’s plans to develop capacity by acquisition and expansion are subject to our ability to access capital from banks, investors, and other financial sources with acceptable terms and conditions. The availability of financing for acquisition and expansion will depend, in part, on market conditions for the fuel ethanol industry, including the capacity being created, the construction or expansion of other ethanol projects and the development of predictable, financeable supply requirements. The Research Institute of America has reported that, according to information provided to it, in the second quarter of 2006 there are more than 150 ethanol projects that are seeking financing.

Over half of the ethanol plants operating in the U.S. are farmer-owned. Less than one-third of the plants currently being constructed, however, are farmer owned. Plants are becoming larger and require more capital to remain competitive. As a result, the pressure on smaller producers to expand or sell is creating an opportunity for the Company. By marketing our fractionation technology to an existing 30 MMGY producer in exchange for equity, with the offer to expand its output to 60 MMGY with a concurrent change of power source from natural gas to coal or biomass, the Company believes that the annual return would increase from approximately $9.0 million for the ethanol and DDGS by-products to approximately $60 million. Total investment to accomplish the increase would be approximately $65.0 million, and the return is based upon an ethanol price of $1.60 per gallon. Several, if not many, other businesses, however, are attracted by these economics. As a result, the Company may not be able to secure acquisition of existing capacity on acceptable terms or at all.

Acquisition of Projects in Development

The Company believes that there are over 100 ethanol production projects currently planned. It further believes that many are being developed by inexperienced developers without adequate knowledge of the market and cost structures or the capability to bring the plant to fruition. The Company will target those projects in ideal locations with access to rail, water, feedstock, and some energy advantage. Energy advantages may come in the way of technology advancements resulting in significant energy cost reductions such as fractionation technology or high efficiency dried distillers grain with solubles drying. Energy cost reductions may occur with alternative fuel sources or the unusual ability to sell DDGS wet thus eliminating the need for drying.

As is the case with existing production facilities, the competition to acquire projects in development may become intense and the Company may not be able to reach agreement with sellers on acceptable terms or on any terms at all. Furthermore, the Company’s ability to finance acquisitions of projects in development may be subject to our ability to demonstrate acceptable returns from these projects, which in turn is subject to market conditions and the willingness of banks and investors to provide capital on acceptable terms.

The Company has entered into joint ventures with both SEMO Milling, LLLC and Star Ethanol, LLC to construct ethanol production facilities. See page 34 for further discussion on these joint ventures. Since at least 18 to 21 months are required to construct an ethanol production facility and bring it to operational levels, and since construction cannot commence without full permitting and licensing from all required governmental authorities, the Company expects that we will not be able to sell production from these sources until early 2009. By this time, the current production capacity of the U.S. ethanol industry is expected to increase by at least 70%. As a result, if projected demand for ethanol does not increase at a similar pace, or if gasoline prices do not remain at levels that support the increased use of ethanol, prices for ethanol may not remain at levels that support a favorable return on the Company’s investment in these projects.

Current Industry Hurdles

Since many new ethanol construction and expenses in projects are currently underway, existing ethanol industry resources are in short supply. There are only a few experienced ethanol plant construction contractors, all of which are booked for two years in advance or more. In addition, currently there are many industrial projects requiring substantial numbers of construction craft workers. The volatility of stainless steel, copper, and other commodities used in the construction of ethanol plants makes ethanol plant construction contracting difficult at best. The Company plans to seek out contractors outside the ethanol industry to provide construction services by way of smaller local subcontractors with a craft following. In addition, the Company expects to begin to identify procuring long lead equipment and materials required with a view to maintaining the shortest construction schedules possible. Despite our efforts, however, the Company may not be able to secure the services of contractors that are capable of providing us with the required services or are willing to provide those services on acceptable terms. Similarly, the Company cannot be certain that we will be able to procure equipment and materials on the terms that we currently envision or on any terms. As a result, the Company’s ability to commence, continue or complete construction or expansion of the contemplated facilities may be severely limited and the Company may not be able to achieve its business goals.

Marketing and Sales

The Company plans initially to utilize the services of nationally recognized third-party traders for the sales of both ethanol and DDGS as well as the procurement of corn feedstock. The Company has existing relationships with Cargill, F.C. Stone, Eco-Energy, Nobles America, and Scoular Company and plans to rely on those relationships to secure appropriate arrangements for purchases and sales. No such arrangements currently exist, however. The Company will be competing with other producers for corn and other feedstocks and will also be competing with other producers in the sale of ethanol and DDGS. At this stage of development, the Company cannot be certain that we will be able to secure arrangements for the sale and marketing of ethanol and DDGS or for the purchase of feedstock necessary for production.

To assist us in creating our internal capacity to market our products and buy feedstock, the Company is currently seeking an executive with experience as a successful commodity trader with specific ethanol experience. If we can employ such an individual and if the individual is able to create an effective marketing and sales function within the Company, the Company has planned that, in year two of operations, we will transition these functions in-house to a substantial extent. The Company’s ability to employ the appropriate executive may, however, be limited due to the limited number of qualified candidates or the Company’s ability to compete with better-established, better-financed ethanol businesses, some of whom already are publicly-traded businesses, for talented executives. As a result, the Company may not be able to employ a qualified executive on acceptable terms, or at all, in which case our sales, marketing and purchasing functions would rely wholly on third parties. The terms of third party arrangements may adversely affect the Company’s anticipated financial results.

Overview of Raw Material Supply, Pricing and Hedging

The Company may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, we may sell a portion of our production forward under fixed price and indexed contracts. The indexed contracts are typically referenced to a futures contract such as unleaded gasoline on the NYMEX, and we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline contracts. It is possible, but not certain, that our strategy of managing exposure to commodity price fluctuations will reduce somewhat the volatility of our results.

The Company may also:

•	purchase corn through spot cash, fixed-price forward and delayed pricing contracts; and

•	utilize hedging positions in the corn futures market to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

Coal and natural gas procurement and hedging strategy.

The Company may also be subject to market risk with respect to our supply of coal and natural gas that will be consumed in our ethanol production process and has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. Accordingly, we may hedge a portion of our exposure to natural gas price risk from time to time by using fixed price or indexed exchange-traded futures contracts.

Unleaded gasoline hedging strategy.

If a substantial number of our contracts to sell ethanol are priced based on the price of unleaded gasoline, it is possible that we may establish from time to time an unleaded gasoline hedge position using exchange-traded futures to reduce our exposure to unleaded gasoline price risk.

Competition

The U.S. ethanol market is highly competitive. According to the Renewable Fuels Association, world ethanol production rose to 12 billion gallons in 2005. Non-U.S. ethanol accounted for 65% of world production. The U.S. and Brazil are the world’s largest producers of ethanol. As of June 2006, industry capacity in the U.S. approximated 4.6 BGY, with an additional 2.2 BGY of capacity under new construction or expansion of existing facilities. The ethanol industry in the U.S. consists of more than 90 production facilities and is primarily corn based, while the Brazilian ethanol production is primarily sugar cane based.

According the Renewable Fuels Association, the top 10 U.S. producers currently account for 44% of the ethanol production capacity in the U.S. as follows:

Current capacity (as of October 30, 2006)	MMGY	Number of plants	Share of the market
Archer Daniels Midland	1,070	7	21.10%
Verasun Energy Corp	230	2	4.54
Hawkeye Renewables, LLC	220	3	4.34
Aventine Renewable Energy, LLC	150	2	2.96
Cargill, Inc.	120	3	2.37
Abengoa Bioenergy Corp.	110	2	2.17
New Energy Corp	102	1	2.01
Global Ethanol/Midwest Grain Processors*	95	1	1.87
MGP Ingredients, Inc.	78	1	1.54
Tate & Lyle (formerly AE Staley)	67	1	1.32

*	Farmer-owned

The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. If we follow our current business plan, the Company will compete with our competitors primarily on a national basis.

The Company believes that our ability to compete successfully in the ethanol production industry depends on many factors, but we are principally relying on our strategy to be among the lowest-cost producers.

With respect to DDGS, the Company is likely to compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. The Company believes that we will be able to successfully compete based on our product's price, proximity to purchasers and quality.

Legislation

Energy Policy Act.

As discussed above, the Energy Policy Act established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply and did not provide liability protection to refiners who use MTBE as a fuel additive. The Energy Policy Act also removed the oxygenate requirements that were put in place by the Clean Air Act. By including anti-backsliding provisions the Energy Policy Act requires refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol.

There is, however, the potential that some or all of the Renewal Fuels Standards may be waived. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency (“EPA”) determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement.

The Federal blenders’ credit.

First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The incentive program is scheduled to expire in 2010 (unless extended).

The Federal Clean Air Act.

Environmental regulations partially drive the use of ethanol as an oxygenate. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

State Legislation

In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes. The Company expects that ethanol will continue to replace future MTBE volumes that are removed from the fuel supply.

Federal tariff on imported ethanol.

In 1980, Congress imposed a tariff on foreign produced ethanol, made from cheaper sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in 2007 (unless extended).

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development, the Company believes that imports from the Caribbean region will continue, subject to the limited nature of the exemption.

The North American Free Trade Agreement (“NAFTA”) also allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

Federal farm legislation.

The federal blenders’ credits and tariffs, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures. Consequently, these credits and tariffs are the subject of challenges thereunder, in whole or in part.

Environmental Matters

Because the Company plans to operate ethanol production facilities, we will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. In August 2006, the Company entered into an agreement with Natural Resource Group, Inc., of Minneapolis, Minnesota. Natural Resource Group, Inc., an environmental consulting firm, that will assist the Company in its permitting process.

The Company does not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, the Company may become responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. In that case we may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

In addition, if we become the owner or operator of any ethanol production facilities, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require the Company to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at its current and future environmental laws and regulations (and related interpretations); more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Air emissions from ethanol production are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that the Company may come to own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility operated by the Company is authorized to emit hazardous air pollutants above the threshold level, then it would be required to comply with the NESHAP related to its production process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters by September 13, 2007. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit the operating flexibility that the Company expects to achieve. Because other domestic ethanol manufacturers will have similar restrictions, however, the Company believes that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting ethanol and dried distillers grain with solubles (“DDGS”), such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, the Company plans to secure and maintain insurance coverage against some, but not all, potential losses. The coverage it plans will include physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. Even if our insurance is adequate and customary for our industry, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The Company’s ability to secure coverage is dependent on the availability of insurance. If we are unable to procure adequate insurance, we may not be able to obtain financing or otherwise execute our business plan.

Employees

As of November 6, 2006, the Company had approximately nine full time employees who are responsible for companywide management, marketing, project management, logistics and administration. All of these employees are located in the U.S. None of our employees is covered by a collective bargaining agreement. The Company has had no labor-related work stoppages, none of the Company’s employees is represented by a labor union and the Company believes that it has positive relations with its employees.

RISK FACTORS

An investment in shares of Common Stock is highly speculative and involves a high degree of risk. Only those investors who can bear the risk of loss of their entire investment should participate. Prospective investors should carefully consider the following risk factors in evaluating an investment in the Company.

Risks Related to the Company’s Business

The Company has had no operating history as a producer of ethanol or dried distillers grain with solubles (“DDGS”).

The Company has no operating history in our contemplated ethanol production business and, to date, has not earned any revenues. Accordingly, it may be difficult for investors to evaluate its business prospects.

The Company’s business is dependent on the implementation of our business plan, including our ability to make future investments. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits. There is no assurance that investors will not lose their entire investment.

Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to the Company’s potential inability to:

•	effectively manage our contemplated business and operations;

•	recruit and retain key personnel;

•	successfully create and maintain the low-cost structure we envision as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our contemplated business; and

•	successfully address the other risks described throughout this Annual Report.

If the Company cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer.

The Company’s ability to execute our business plan depends on conditions, the satisfaction of which are not under our control.

The Company’s ability to successfully execute our business plan depends on the satisfaction of several conditions. The Company’s ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

•	reaching definitive agreements for the development, construction and operation of the contemplated facilities or, if a contemplated facility is not feasible, one or more other sites;

•	entering into satisfactory agreements for the acquisition of existing, operational ethanol production facilities;

•	entering into satisfactory agreements for the expansion of existing ethanol facilities that we may be able to acquire;

•	obtaining all required permits and consents from third parties for our anticipated acquisition and expansion of existing facilities, as well as for the future operation of those facilities;

•
entering into satisfactory agreements to acquire or otherwise participate in planned ethanol production facilities which may or may not have sufficient permits and consents at the time of acquisition; and

•
entering into satisfactory agreements, on either a spot market or forward basis, for the sale of our ethanol production or the purchase of feedstock, natural gas and other materials or services needed for operation.

Since the Company has yet to begin full operation as a business, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions. Furthermore, to achieve satisfaction, it is likely that the Company will be required to raise substantial additional amounts of capital, including equity capital. The terms on which such equity capital may be raised, if available at all, may be dilutive and otherwise disadvantageous to existing Company stockholders.

The results of operations, financial position and business outlook of the Company’s planned business are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies. Accordingly, any results of our contemplated business could fluctuate substantially.

Anticipated results may be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol, and unleaded gasoline.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially and the Company may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although the Company may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply ethanol or purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks. See “—If the Company engages in hedging transactions and other risk mitigation strategies, those strategies could harm our financial results” on page 22.

The Company’s contemplated business is likely to be highly sensitive to corn prices and we generally will be unable to pass on increases in corn prices to our customers.

The principal raw material we expect to use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our contemplated business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, the Company is not likely to be able to pass along increased corn costs to customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1996 through 2005, corn prices (based on the Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors all influence the price of corn. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of corn are difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, ethanol producers may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require the Company to suspend our contemplated operations until corn becomes available at acceptable terms, which would have a material adverse effect on our profits and revenues, thus affecting our financial position. The price paid for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

The spread between ethanol and corn prices can vary significantly, and the recent high levels of these spreads are unlikely to remain.

The gross margin of the Company’s anticipated business depends principally on the spread between ethanol and corn prices. During the five-year period from 2001 to 2005, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.94 per gallon to a high of $2.76 per gallon, averaging $1.50 per gallon during this period. In recent periods, the spread between ethanol and corn prices has been at a historically high level, driven in large part by high oil prices and historically low corn prices. During 2005, however, this spread fluctuated widely and, because of the unusual degree of spread in current markets, fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect the Company’s anticipated results of operations and financial position.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that the Company may use in our anticipated manufacturing process.

The Company’s contemplated business may rely upon third parties for supplies of coal or natural gas or both, which is consumed in the manufacture of ethanol. The prices for and availability of coal and natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of coal and natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in coal and natural gas prices or changes in coal and natural gas costs relative to natural gas costs paid by competitors could adversely affect our anticipated results of operations and financial position. The price fluctuations in natural gas prices over the six-year period from December 31, 1999 through December 28, 2005, based on the NYMEX daily futures data, has ranged from a low of $1.83 per MMBTU in 2001 to a high of $13.91 per MMBTU in 2005, averaging $5.25 per MMBTU during this period.

Fluctuations in the selling price and production cost of gasoline may reduce the Company’s anticipated profit margins, if profits are achieved.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our anticipated results of operations and financial position may be materially adversely affected if gasoline demand or price decreases. Historically, the price of a gallon of gasoline has been lower than the cost to produce a gallon of ethanol. In addition, some of the sales contracts into which the Company may enter may provide for pricing on an indexed basis, so that the price we may receive for products sold under these arrangements will be adjusted as gasoline prices change.

The Company’s anticipated business will be subject to seasonal fluctuations.

The Company’s anticipated operating results are likely to be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and coal or natural gas or both, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with our indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. Given our lack of operating history, the Company does not know yet how these seasonal fluctuations will affect our results over time.

If the Company engages in hedging transactions and other risk mitigation strategies, those strategies could harm our financial results.

It is possible that, in an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, the Company will enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The price of unleaded gasoline also affects the price we receive for our ethanol under indexed contracts. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements, if entered into, will also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by the Company. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. If we do hedge, the Company may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, the Company’s results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

The Company may be substantially dependent on one or two facilities, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial losses.

Most of the Company’s anticipated revenues are and will continue to be derived from the sale of ethanol and the related co-products that we plan to produce. Once commenced, our anticipated operations may be subject to significant interruption if any of our facilities experience a major accident or are damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The insurance that the Company plans to obtain, if obtained, may not be adequate to fully cover the potential operational hazards described above.

The Company may not be able to implement business plan for acquisition and expansion as planned or at all.

The Company plans to grow our contemplated business by investing in new or existing facilities. We believe that there is increasing competition for suitable sites. Therefore, we may not find suitable additional sites for construction of new facilities or other suitable expansion opportunities.

The Company may need financing to implement our business strategies and we may not have access to the funding required or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

The Company must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. In addition, as described on page 27 under “—The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities,” federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on the results of our contemplated operations and financial position. Our contemplated expansion plans may also result in other unanticipated adverse consequences, such as diverting management’s attention from our existing operations.

Our anticipated construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms, and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, the Company may not be able to secure their services or products on a timely basis or on acceptable financial terms. The Company may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Accordingly, the Company may not be able to implement our acquisition or expansion strategy as planned or at all. We may not find additional appropriate sites for new facilities and we may not be able to finance, construct, develop, or operate these new or expanded facilities successfully.

Potential future acquisitions could be difficult to find and integrate, divert the attention of key personnel, disrupt business, dilute stockholder value, and adversely affect financial results.

As part of the Company’s business strategy, the Company may consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure. The Company may not find suitable acquisition opportunities.

Acquisitions involve numerous risks, any of which could harm our contemplated business, including:

•
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company or assets;

•	diversion of financial and management resources from existing operations;

•	the price paid or other resources devoted may exceed the value we realize, or the value to be realized if the Company had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets or areas in which the Company has limited or no experience;

•	potential loss of key employees, customers and strategic alliances from the Company’s contemplated business or the business of the target;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and

•	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm the Company’s financial results. In addition, if the Company finances acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. As a result, if the Company fails to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and the Company’s contemplated operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside the Company’s control for our contemplated operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol; and

•	growth in service stations equipped to handle ethanol fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for the Company’s contemplated products, impede our delivery of those products, impose additional costs on us, or otherwise have a material adverse effect on our results of contemplated operations or financial position. The Company’s contemplated business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity.

According to the Renewable Fuels Association, domestic ethanol production capacity has increased from 1.9 BGY as of January 2001 to an estimated 4.6 BGY at June 30, 2006. During March and April 2006 ethanol was produced at record and near-record levels of 392.2 million gallons and 363.6 million gallons. The Renewable Fuels Association estimates that, as of June 30, 2006, approximately 2.2 BGY of additional production capacity is under construction. According to the Research Institute of America, at the end of 2005, 95 ethanol refineries were in production, 14 began operations, 30 began construction and 10 were expanded. Certain of the new refineries are being built in California, North Carolina, Arizona, Texas and New Mexico. The Research Institute of America has reported that, according to information provided to it, in the second quarter of 2006 there are more than 150 ethanol projects that are seeking financing. Excess capacity in the ethanol industry would have an adverse effect on the Company’s contemplated results of operations, cash flows, and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

The Company may not be able to compete effectively in the U.S. and foreign ethanol industries.

In the U.S., the Company’s contemplated business would compete with other corn processors, ethanol producers and refiners. As of October 30 2006, the top 10 producers accounted for at least 44% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association.

Current capacity (as of October 30, 2006)	MMGY	Number of plants	Share of the market
Archer Daniels Midland	1,070	7	21.10%
Verasun Energy Corp	230	2	4.54
Hawkeye Renewables, LLC	220	3	4.34
Aventine Renewable Energy, LLC	150	2	2.96
Cargill, Inc.	120	3	2.37
Abengoa Bioenergy Corp.	110	2	2.17
New Energy Corp	102	1	2.01
Global Ethanol/Midwest Grain Processors*	95	1	1.87
MGP Ingredients, Inc.	78	1	1.54
Tate & Lyle (formerly AE Staley)	67	1	1.32

*	Farmer-owned

A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company plans to have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of the Company’s contemplated operations and financial position.

The ethanol industry also includes increasing competition from international suppliers. Although there is a $0.54 per gallon tariff (which is scheduled to expire in 2007) on foreign produced ethanol that is approximately equal to the blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

Any increase in domestic or foreign competition could result in reduced ethanol prices. As a result, the Company could be forced to take other steps to compete effectively, which could adversely affect the results of our contemplated operations and financial position.

The U.S. ethanol industry is highly dependent upon federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect the results of the Company’s contemplated operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on the results of the Company’s contemplated operations and financial position. The cost of producing ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on the results of the Company’s contemplated operations and financial position.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. The Company does not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.

The effect of the renewable fuels standard in the recent Energy Policy Act is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the renewable fuel standard, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on the results of the Company’s contemplated operations and financial condition.

The legislation did not include MTBE liability protection sought by refiners, and ethanol producers have generally estimated that this will result in accelerated removal of MTBE and increased demand for ethanol. Refineries may use other possible replacement additives, such as iso-octane, iso-octene or alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than production for estimated demand, resulting in excess production capacity in our industry, which would negatively affect our results of operations, financial position and cash flows. See “—New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity” on page 24.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on the results of the Company’s contemplated operations.

Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region of the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on the results of the Company’s contemplated operations and financial condition.

The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities.

As we pursue our business plan, we will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Furthermore, upon effecting our plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, the Company may be responsible under CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. The Company may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require the Company to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to ethanol operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of the Company’s contemplated operations and financial position.

The hazards and risks associated with producing and transporting ethanol and DDGS (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, the Company could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of the Company’s contemplated operations and financial position.

The Company is dependent upon its officers for management and direction, and the loss of any of these persons could adversely affect the Company’s contemplated operations and results.

The Company is dependent upon our officers, including our Chief Executive Officer, Chief Operating Officers, and Executive Chairman, for implementation of our proposed expansion strategy and execution of our contemplated business. The Company does not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our contemplated business objectives.

The Company’s contemplated competitive position, financial position and results of operations may be adversely affected by technological advances.

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on our contemplated business, because the facilities we contemplates acquiring are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. The Company cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of the Company’s operations and financial position.

The Company may have liabilities arising from its prior business.

Simultaneous with the closing of the Merger, NIE acquired the business of the Company and continues the business operations of Ethanex N.A. as a publicly-traded company. Although Ethanex N.A. conducted due diligence of NIE, there is a risk that the Company could be liable for liability arising from the prior business of NIE. The Merger Agreement contains a limited stockholder post-closing adjustment to the number of shares of common stock issued to pre-merger Ethanex N.A. stockholders as a means of providing a remedy for breaches of representations made in the Merger Agreement by NIE, including representations related to undisclosed NIE liabilities, however, there is no comparable protection offered to our other investors. Any such liabilities of NIE may survive the Merger and could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

Risks Related to Our Common Stock

Shares of ethanol companies that trade in the public markets may be overvalued.

Recently, a number of ethanol companies have entered the public markets. In addition, as of June 30, 2006, at least two ethanol businesses had filed registration statements with the SEC for initial public offerings to be concluded during the second or third quarter of 2006. As a result of the continuing influx of the shares of these companies and the levels at which they trade in comparison to the current earnings of these companies, the volatility of the price of the Company’s shares may be greater than otherwise. Moreover, adverse movement in the market price of shares of other ethanol producers may adversely affect the value of the Company’s shares for reasons related or unrelated to Company’s contemplated business. The presence of these competitive share offerings may also make it more difficult for the stockholders of the Company to resell their shares in the public markets.

The Company has broad discretion over the use of a significant portion of the net proceeds of the Offering. The Company’s management will determine, with its Board of Directors, but without the need for stockholder approval, how to allocate a significant portion of these proceeds. If we do not wisely allocate the proceeds, our business plan could be seriously impacted.

The Company has broad discretion to allocate a significant portion of the net proceeds of the Offering, subject to certain limitations imposed by the parties arranging the Offering. The timing and amount of the Company’s actual expenditures are subject to change and will be based on many factors, including:

•	competition, market, and other developments;

•	the ability of the Company to attract and retain quality employees;

•	the ability of the Company to implement our sales, marketing, product development, manufacturing, and investor/public relations plans; and

•	the on-going accounting, legal, and other costs of being a publicly-traded company.

Because the Company became public by means of a reverse merger with an existing company, we may not be able to attract the attention of major brokerage firms and, as a public company, will incur substantial expenses.

Additional risks may exist since the Company became public through a “reverse merger.” No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

As a result of the Merger, the Company is publicly-traded and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of the Company’s financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if we remained privately-held and had not entered into the Merger. In addition, the Company will incur substantial expenses in connection with the preparation of the Registration Statement and related documents with respect to the registration of the shares issued in the Offering. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Failure by the Company to comply with the federal securities laws could result in private or governmental legal action against the Company and/or our officers and directors, which could have a detrimental effect on the Company's business and finances, the value of the Company’s stock, and the ability of stockholders to resell their stock.

Our Management Team Does Not Have Extensive Experience in Public Company Matters.

Our management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The Common Stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Initially, the market price of the Common Stock is likely to be less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Common Stock and may affect the ability of investors to sell their shares. In addition, since the Common Stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of the Company’s shares will be eligible for sale, and their sale could depress the market price of the Company’s stock.

Sales of a significant number of shares of the Common Stock in the public market following the Merger could harm the market price of the Common Stock. As additional shares of the Common Stock become available for resale in the public market pursuant to the registration of the securities issued in the Offering, and otherwise, the supply of the Common Stock will increase, which could decrease its price. Some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Common Stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

The securities issued in connection with the Merger are “restricted” securities that have not been registered under federal or state securities laws and are not be freely transferable. Holders of these securities must be prepared to bear the economic risks of investment for an indefinite period of time since the securities cannot be sold unless they are subsequently registered or an exemption from registration is available. The Company assumed a Registration Rights Agreement pursuant to which certain registration rights were granted under the Securities Act with respect to certain shares of the Common Stock. See “The Offering.”

The Company’s principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

The Company’s officers, directors, principal stockholders, and their affiliates will control a significant percentage of the outstanding Common Stock. If these stockholders act together, they will be able to exert significant control over the Company’s management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all the Company’s stockholders.

Stockholders should not anticipate receiving cash dividends on the Company’s stock.

The Company has never declared or paid any cash dividends or distributions on our capital stock. The Company currently intends to retain future earnings to support operations and to finance expansion and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

We May Not Be Able To Effectively Manage Our Growth.

If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations, our financial results could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s principal executive offices are located at 14500 Parallel Road, Suite A, Basehor, Kansas 66007, and our phone number is (913) 724-4106. The Company currently leases this space at a base annual rate of $11,100, or $925 per month. The lease expires on July 17, 2007. The offices are suitable to accommodate the Company’s space requirements and are believed to be well-maintained and in good condition.

The Company has also agreed to lease an additional executive office which commenced on November 1, 2006 located at Suite #18, N. Adger’s Wharf Charleston, South Carolina 29401. In the initial year of the lease, the annual rent is $18,590, or $1,549.14 per month. Rent shall commence on the earlier of (i) the date the Company completes an upfit of the property and receives a Certificate of Occupancy for the premises or (ii) December 1, 2006. In year two, the base annual rate will be $19,147.70, or $1,595.65 per month. In year three, the base annual rate will be $19,722.14, or $1,643.52 per month. In year four, the base annual rate will be $20,313.81, or $1,692.82 per month. In year five, the base annual rate will be $20,923.23, or $1,743.61 per month. The lease terminates on October 31, 2011.

ITEM 3. LEGAL PROCEEDINGS.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A majority of stockholders approved on July 14, 2006, in a written consent in lieu of a special meeting, the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the Company increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. This consent also authorized a split of the Company’s stock so that every share of common stock issued and outstanding prior to the split would be exchanged for five post-split shares. Stockholders holding 2.6 million votes consented to these actions.

Ethanex Engery, Inc.
Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “EHNX.OB.” No bid history for the stock exists for the last fiscal year because it had not yet been traded at that time.

As of November 2, 2006, there were approximately 152 holders of record of shares of the Common Stock.

Trades in the Common Stock may be subject to Rule 15g-9 of the Exchange Act, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of the Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

As of the Closing Date, there were 61,000,000 shares of Common Stock issued and outstanding with an additional 21,000,000 shares of Common Stock issuable upon the exercise of outstanding warrants and options. The shares of Common Stock issued in connection with the Transactions, are “restricted securities” which may be sold or otherwise transferred only if such shares are first registered under the Securities Act or are exempt from such registration requirements. As discussed elsewhere in this Annual Report on Form 10-KSB, we have agreed to file a registration statement within 90 days of the Closing Date to register certain of these shares.

Dividend Policy

The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain earnings, if any, to support the development of the business and therefore does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of the end of the fiscal year. On September 1, 2006, the 2006 Equity Incentive Plan (the “2006 Plan”) was adopted by the Board and the NIE Stockholders. Under the Plan, 2,000,000 shares of Common Stock are reserved for issuance as incentive awards granted to executive officers, key employees, consultants and directors.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

Ethanex N.A. was incorporated in 2006 with the objective to participate in the cyclical and secular trends in the energy sector. Initially, the Company plans to produce two primary products that place the Company in two distinct industries, both commodities in nature: the ethanol fuel component and livestock feed.

The demand for ethanol is increasing. Based on data published by the Renewable Fuels Association, the industry trade group of ethanol producers, in 2005, 95 ethanol plants produced a record 4.0 billion gallons of ethanol, an increase of 17% from 2004 and 126% from 2001. According to the Research Institute of America, at the end of 2005, 95 ethanol refineries were in production, 14 new refineries began operations, 30 began construction and 10 were expanded. Certain of the new refineries are being built in California, North Carolina, Arizona, Texas and New Mexico.

The Company intends to own and operate ethanol plants and to market both dried distillers grain with solubles (“DDGS”) and ethanol. To address the shortfall in production capacity resulting from government mandated programs and the recent bans on MTBE, the Company has implemented three development programs:

•
actively market our fractionation technology to smaller existing ethanol producers in exchange for equity positions in the existing operations. These 20-30 MMGY ethanol plants will be suitable for meaningful, near-term expansion and conversion to alternative energy source or fuels;

•	acquiring co-location rights from coal-fired electric utilities for brownfield development of new plants; and

•	actively acquiring options on proposed ethanol plants with a significant proportion of project development and environmental permits in place with distinct alternative energy sources or fuels.

By 2010 the Company plans to have established production capacity of over 500 MMGY of denatured, fuel grade ethanol and 1.7 million tons of DDGS. The Company plans to own and operate four to seven plants in the United States geographically dispersed coast to coast. The Company’s technical abilities and operating model will make it one of the industry’s low cost producers. The Company expects to continue to grow through existing plant expansions, new plant development and strategic acquisitions. The Company further expects that as a publicly traded ethanol company, we will be able to access capital at a lower cost than our privately-owned competitors and may be able to use our shares to acquire other ethanol producers in properly accretive transactions.

On August 3, 2006, Ethanex N.A. acquired all of the capital stock of IPT Ethanol, Inc., a then-wholly owned subsidiary of IPT. See “Certain Relationships and Related Transactions” on page 41. Based in Santa Rosa, California, IPT is an engineering and power generation project development company with over 22 years of operating history in the alternative energy space. IPT has been responsible for the successful planning, design and construction of more than 30 energy projects utilizing a variety of fuels and energy conversion systems. The fuels produced or utilized in IPT’s projects have included ethanol, natural gas, coal, wellhead residual gas, digester gas, urban waste, scrap tires, biomass fuels, agricultural waste, and hydropower. IPT has significant experience in the areas of siting, regulatory and permitting activities, as well as design, construction management, and plant operations.

In late 2005, IPT began site selection for a 40 MMGY ethanol processing facility in northeast Kansas. In May 2006, IPT entered into a LOU with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by the electric utility. The LOU provides IPT with a six-month exclusive study period ending November 30, 2006. IPT assigned all of its rights in the LOU to IPT Ethanol, Inc. before the acquisition of IPT Ethanol, Inc. by Ethanex N.A.

Upon the receipt of favorable results from the study and upon the satisfactory negotiation of business terms between the electric utility and the Company for the development of the proposed plant, the electric utility and the Company intend to enter into a definitive agreement to site the ethanol plant at the coal-fired generating facility. The Company’s ability to participate in this project is wholly dependent, however, on the successful fulfillment of several conditions, including:

•	favorable results for the siting of the facility;

•	receipt of all necessary environmental and other permits;

•	acquisition of capital for the development and construction of the plant

•	securing acceptable terms from the electric utility; and

•	review and approval of the project by the electric utility's board of directors.

In July 2006, Ethanex N.A. entered into a letter of intent with SEMO Milling, LLC and on August 4, 2006 entered into a definitive Joint Venture Agreement, and ancillary agreements related thereto, to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. The Company intends to build the ethanol plant using next generation ethanol production fractionation technology.

The Company intends to market next generation ethanol production fractionation technology - a process that increases the starch concentration of feedstock and lowers the cost of producing ethanol - to existing ethanol plants as a means for such plants to lower production costs in exchange for equity interests in those existing ethanol plants.

In August 2006, the Company entered into a Letter of Intent with Star Ethanol, LLC (“Star”), an Illinois limited liability company, and on September 17, 2006 entered into a Joint Venture Agreement with Star to construct and operate a 132 MMGY ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol-related products. The joint venture will operate as Ethanex Southern, an Illinois limited liability company, through which they will construct an ethanol facility and develop, manufacture, distribute, and sell ethanol and ethanol-based products.

The Company will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility.

The Plant construction is expected to begin during the second quarter of 2007, and the Plant is expected to be completed during the second half of 2008. Once operational, the Company will operate the Plant and market the ethanol and ethanol related products produced at the Plant.

The Company’s initial contribution to Ethanex Southern is $2,000,000, tangible and intangible assets, goodwill, and management expertise. Furthermore, the Company will secure the financing necessary to complete the Plant as well as oversee the design and construction of the Plant. Star’s initial contribution will be a total of $11,250,000, which is 15% of the anticipated cost of construction with 70% leverage. In the event Star is unable to make its initial capital contribution, the Company has agreed to advance Star up to $4,000,000 toward its initial contribution in the form of a senior subordinated debenture, which will bear interest at the rate of 11% per year, compounded quarterly.

On October 6, 2006, the Company entered into a professional services agreement (the "Agreement") with Chevron Energy Solutions Company (“CES”), a division of Chevron U.S.A., a Pennsylvania corporation, for the development and construction of high-efficiency ethanol plants.

Under the Agreement, CES will perform preliminary engineering, geotechnical studies, site, and civil design work sufficient to prepare a proposal. Pursuant to such proposal, CES will develop and engineer, procure equipment, construct, startup, test, commission, and deliver a fully operationally ethanol facility to the Company, which will be owned or controlled by the Company. The Company intends that CES will perform such services for at least three of its facilities. The Company expects that the facilities, to be located in Missouri, Illinois, and Kansas, will utilize advanced technology and will produce 132 million gallons of fuel grade ethanol per year.

The Agreement contemplates that for each proposal, the Company and CES will enter into a turn-key, firm, fixed priced engineering, procurement and construction agreement under which CES will act as the general contractor and will perform engineering, equipment procurement, and construction work.

The Agreement provides CES with the exclusive right to prepare a proposal for at least three of the Company's ethanol facilities. The Agreement further provides that the Company pay CES for services provided in accordance with CES's standard hourly rates and for compensating CES for costs plus a mark up. The term of the Agreement is the later of twenty-four months or if work is not completed at such time, on the date all remaining work is completed. The Agreement may be terminated by mutual agreement by the parties or upon written notice of a party’s default of a material provision of the Agreement that is not cured within 30 days (or within a reasonable time if default cannot be cured within such time).

The foregoing description of the professional services agreement is qualified in its entirety by reference to the copy of the agreement attached as Exhibit 10.1 to the Current Report on Form 8-K filed October 12, 2006.

The Company has identified existing operational ethanol plants with production capacity of 30 MMGY or less that meet its selection criteria. The Company generally requires that such facilities have acceptable rail access, sufficient feedstock sources, strong local demand for DDGS and are suitable for expansion. Taking advantage of our industry relationships, the Company has plans to market our fractionation process to these existing ethanol producers in exchange for equity interests in the existing ethanol plants. The Company estimates that we will enter into two to five of these agreements. Our ability to do so, however, is contingent on the willingness of the current owners of the plants to enter into agreements with the Company on terms that we consider acceptable. Because of the current high level of both ethanol prices on a historical basis and investor interest in the industry, and because of a relatively small number of independently-owned operations, it may be difficult for the Company to negotiate reasonable terms.

The Company presently has enough resources to satisfy its current cash requirements. However, to successfully initiate its developing projects, including the building of anticipated facilities, the Company will need to obtain significant additional debt and equity financings over the next six months. The Company expects to hire employees on an as-needed basis, commensurate with the Company’s continued growth and development.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined under Item 303(c) of Regulation S-B promulgated by the SEC.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

ITEM 7. FINANCIAL STATEMENTS.

The Company’s financial statements and the notes thereto appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fourth quarter ended July 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

ITEM 8B. OTHER INFORMATION.

None.

Ethanex Energy, Inc.
Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following persons are the executive officers and directors of the Company and hold the offices set forth opposite their names. Albert W. Knapp, III, Randall L. Rahm, Bryan J. Sherbacow, Robert C. Walther and Johnny F. Norris, Jr. became executive officers and directors, as listed below, following the Merger. Thomas G. Kraemer was appointed by the Company’s Board to serve as a director on September 14, 2006. David J. McKittrick was hired on October 9, 2006 as Executive Vice President and Chief Financial Officer, and Alan H. Belcher joined the Company as of November, 2006 as Executive Vice-President of Technology.

Name	Age	Position
Albert W. Knapp, III	54	President Chief Executive Officer Director
Randall L. Rahm	55	Co-Chief Operating Officer Director
Bryan J. Sherbacow	37	Co-Chief Operating Officer Director
Robert C. Walther	71	Executive Chairman Director
Thomas G. Kraemer	56	Director
Johnny F. Norris, Jr.	57	Director
Alan H. Belcher	57	Executive Vice-President of Technology
David J. McKittrick	61	Executive Vice-President Chief Financial Officer

Executive Officers and Directors

Albert W. Knapp, III, President, Chief Executive Officer and Director

Before joining the Company as its Chief Executive Officer in 2006, Albert Knapp was the Senior Vice President of Business Development at TIC - The Industrial Company (“TIC”). Mr. Knapp was responsible for TIC’s efforts within the ethanol industry. Mr. Knapp has 30 years of management service in a progression of positions with expertise involving corporate management, business development, project execution, operations, estimating, design, and construction management.  As Senior Vice President for TIC, Mr. Knapp had spent the last 13 years proposing, negotiating, and overseeing execution of Engineer Procure & Construct (“EPC”) projects. Previously, he had been Vice President/General Manager of TIC Southeast, Inc., and has also served as Central Region and Western Region Vice President. In these positions, Mr. Knapp was responsible for marketing, as well as estimating and executing projects that generated up to 40% of TIC’s revenue.  Mr. Knapp was responsible for developing strategic alliances and joint ventures for the pursuit and execution of EPC power and energy projects. His responsibilities have included selecting engineering services, evaluating equipment vendors, developing contractual teaming/joint venture relationships, maintaining client contact, negotiating contract terms and conditions, contract administration, partnering, estimating, scheduling, procurement management and project oversight at the executive level. Mr. Knapp was instrumental in establishing TIC’s diversified marketing strategy that included ethanol. He selected Delta T Corporation as TIC’s Strategic Partner and established the Strategic Alliance setting forth the groundwork for the two companies to share in an explosive growth market. Mr. Knapp also serves as a director of the American Gelbvieh Association, a non-profit organization.

Randall L. Rahm, Co-Chief Operating Officer and Director

Before joining the Company in 2006, Mr. Rahm was the Director, Fuel Services for Westar Energy, Inc. (“Westar Energy”). He was responsible for coal procurement and transportation for over 13.5 million tons annually. Before joining Westar Energy he was employed by Amax Coal West, Inc. for 10 years in Gillette, WY as the Special Projects Manager. From 1991 to 1993, Mr. Rahm managed the world’s largest commercial sub-bituminous coal dryer located at the Amax Belle Ayr Mine. Under Mr. Rahm’s management, extensive research was conducted on the Coal Dryer project in the areas of reducing the dried PRB coal’s reactive characteristics, dust suppression, explosion characteristics, spontaneous combustion, and coal dust fire-fighting procedures. Mr. Rahm was also employed with McNally Pittsburg, Inc. for 14 years as a senior project manager, where he has built coal dryers and prepared and handled systems throughout the United States and Canada. Mr. Rahm has over 30 years experience in the coal industry and is a past chairman of the ASME’s Fuels and Combustion Technology (FACT) Division. Mr. Rahm is the founder, executive director and former chairman of the PRB Coal Users’ Group, a non-profit entity. The PRB Coal Users’ Group has over 1000 members of which 635 are from 76 operating companies. In 2006, the Secretary of Energy, Samuel W. Bodman, appointed Mr. Rahm to the National Coal Council.

Bryan J. Sherbacow, Co-Chief Operating Officer, Controller and Director

Before joining the Company in 2006, Bryan Sherbacow was an asset manager, since 1993, investing in both public and private companies. He is personally responsible for over $2.5 billion in transactions comprised primarily of publicly traded equity, convertible preferred and high yield bond securities. In 1995, Mr. Sherbacow established The Armistead Group, Inc. (TAG) in New York to provide analytical and trading services as well as manage its hedge fund business. In 2005, Mr. Sherbacow established a private equity group within TAG to invest in coal and alternative energy companies. Mr. Sherbacow also serves on the Board of Directors for the Charleston Concert Association.

Robert C. Walther, Executive Chairman and Director

Robert C. Walther joined the Company in 2006 as Executive Chairman and was elected to the Board of Directors in 2006. Mr. Walther founded Industrial Power Technology in 1983 and is currently its President. As a professional engineer and certified plant engineer, he is responsible for the strategic planning, design, and construction of power generation and control systems. Over the last 35 years, Mr. Walther has been a team leader in developing and constructing numerous utility and private sector power generating stations and transmission systems. This, along with the understanding of fuel and its availability, has lead to programs of effective fuel utilization and energy optimization, as well as cost-effective programs of long-term fuel acquisition. Mr. Walther has personally led Industrial Power Technology’s international expansion into the U.K., Philippines, and the People’s Republic of China, where Industrial Power Technology’s development team has developed several power projects. Mr. Walther also has extensive experience in engineering and construction management for roads, utilities, and all associated systems. He is also responsible for the planning and management of the development and construction of environmental systems, including zero discharge of liquid waste streams, and air quality clean-up systems. Mr. Walther is President and CEO of IPT Ethanol, Inc, the Company’s subsidiary.

Thomas G. Kraemer, Director

Over the past 15 years Mr. Kraemer has been actively involved with a variety of energy related organizations, including the Center for Energy and Economic Development, American Coal Council, National Mining Association, and Association of American Railroads. Mr. Kraemer's 25 year career in the railroad industry began in 1981 as a Marketing Manager in the Forest Products Business Unit. In 1984, he obtained a position in corporate strategic planning and the Director of Interline Marketing. From 1988 through 1991 he was responsible for BNSF’s freight equipment and locomotive investments. In 1991, he was promoted to Assistant Vice President-Coal Logistics and was promoted again in 1993 to Vice President of the Iron and Steel Business Unit. In 1996, Mr. Kraemer became Vice President of Coal and Grain Operations until his appointment in 1999 to lead BNSF’s Coal Business Unit. Mr. Kraemer was appointed Chairman of the United States Department of Energy’s National Coal Council for 2004 - 2005.

Johnny F. Norris, Jr., Director

Johnny F. Norris, Jr. joined Duke Power Company in 1982 as an Assistant Engineer, progressing through various positions until his departure in 1999 as Senior Vice President of Duke Energy Corporation and Chairman and Chief Executive Officer of Duke Energy Global Asset Development. In 1999, Mr. Norris joined the American Bureau of Shipping Group as President and Chief Operating Officer, and, in the same year joined American Electric Power as Senior Vice President, Operations and Technical Services. In 2003, Mr. Norris became self employed as a private consultant to companies in energy related industries, including Fuel Tech. Mr. Norris is currently a director of Fuel Tech, Inc. where he also serves as President and Chief Executive Officer.

Alan H. Belcher, Executive Vice-President of Technology

Mr. Belcher joined Ethanex from Delta-T Corporation, a worldwide provider of ethanol plant technology and design, where he served for more than five years as Vice President of Project Development for ethanol projects in North America and China. Mr. Belcher's efforts led to twelve major EPC projects in North America and one in China. During his tenure at Delta-T, Mr. Belcher was responsible for new technology commercialization, including energy reduction innovation, co-product value enhancement and bio-diesel. Mr. Belcher also served as Project Director, overseeing the design and design-build of grain-based fuel ethanol plants in the USA, Canada, China and Australia. A Chemical Engineer by training, Mr. Belcher brings over three decades of notably broad experience in engineering management, manufacturing, operations management, domestic and international project management as well as project and engineering alliance development. Mr. Belcher has held senior positions with responsibility for food processing production and distribution, sugar, cellulose and ethanol technology, enzyme catalysis, biotech and pharmaceutical projects. In early 2000, Mr. Belcher was the Vice President of Engineering for Iogen, a world- leading biotechnology firm specializing in cellulose based ethanol, where he was responsible for the initial scale-up of Canada's first biomass-to-ethanol process to commercial scale. From 1989-2000, Mr. Belcher served in various project management and engineering roles at Flour Corporation, a global provider of design, engineering, procurement and construction services. Mr. Belcher began his career at CPC International, Inc., Corn Products Division, in 1973. During his fifteen-year tenure, Belcher's management positions included Process Engineering, Project Development and Manufacturing.

David J. McKittrick, Executive Vice-President and Chief Financial Officer

Before joining Ethanex, Mr. McKittrick was the principal of David J. McKittrick, LLC, a financial and management consulting business founded in 2003. The company focused on troubled industrial companies, and he engaged in recapitalizing companies in default, restructuring dysfunctional finance departments, lender relations, systems redesign, and due diligence investigations. From 1998 to 2001, Mr. McKittrick served as President and Chief Operating Officer for OnStream, Inc., a developer of digital computer backup devices. From 1995 to 1998 Mr. McKittrick served as Senior Vice President and Chief Financial Officer of Gateway 2000, Inc., a global manufacturer and direct marketer of personal computers. As a member of the company’s senior management team, Mr. McKittrick was responsible for all corporate finance, accounting and management information systems, as well as being involved in strategic planning, acquisitions, and membership in all operating committees. From 1992 to 1994, Mr. McKittrick served as Vice Chairman and Chief Operating Officer of Collins & Aikman Group, Inc., a broad-based specialty manufacturing company with sales of $1.4 billion. Mr. McKittrick’s position was created to provide intensified management of the company’s decentralized operations in a highly-leveraged and troubled environment. From 1972 to 1992, Mr. McKittrick was with James River Corporation, a Fortune 100 paper and consumer products company, which was ultimately acquired by Georgia Pacific Corporation. During Mr. McKittrick’s tenure he served as chief financial officer, while annual revenues for the company increased from $14 million to approximately $8.5 billion. As a key member of senior management, he was one of a few people who guided the strategic direction and growth of the company.  Mr. McKittrick began his career with Coopers & Lybrand on their audit staff and where he became a certified public accountant.  Mr. McKittrick also serves as a member of the board of directors of Wellman, Inc., a NYSE chemical producer, and on the board of trustees of Hampden-Sydney College.

Changes to the Board of Directors

The Company’s Board of Directors consists of six members. On the Closing Date, Amanda Lamothe and Luke Willis, constituting all of the directors of NIE before the Merger, appointed Albert W. Knapp, Randall L. Rahm, Bryan J. Sherbacow, Robert C. Walther and Johnny F. Norris, Jr. to fill the vacancies on the Board. Also on the Closing Date, Ms. Lamothe and Mr. Willis resigned from the Board. Thomas Kraemer was appointed as a Director by the Board on September 13, 2006, at which time the Board of Directors also increased its size by one director pursuant to the Bylaws. Each Director serves until the next annual meeting of shareholders or until his successor is duly elected and qualified or his earlier resignation or removal.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by Sarbanes-Oxley and the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.” Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have any securities registered pursuant to Section 12 of the Exchange Act. Reporting of beneficial ownership under Section 16(a) is only required for those small business issuers with a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, Section 16(a) beneficial ownership reporting and the related disclosure found in Regulation SB Item 405 are not applicable to the Company.

Code of Ethics

The Company has not formally adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Based on the Company’s small size, early development stage and limited financial and human resources, it has not adopted a written code of ethics but plans to do so prior to year end.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Only two officers served the Company during the last fiscal year, Amanda Lamothe who served as Chief Executive Officer, President and Secretary and Luke Willis, who served as Treasurer. Both were officers as of the Company’s fiscal year end. Neither received any compensation for their service to the Company nor held their position pursuant to an employment agreement.

Compensation of Directors

Currently, all non-employee directors will receive an option grant to purchase 15,000 shares of stock under a stock option plan of the Company, such options vesting on the one year anniversary of the Director’s appointment to the Company’s Board. Each director will also receive an annual option grant of 10,000 options to purchase shares of stock under a stock option plan of the Company for each year the director serves on the Board. Any unvested shares will be forfeited in the event the Director is not serving as a Director on the relevant vesting date. In addition, Directors receive a stipend of $5,000 per quarterly board meeting (plus $1,500 per Board meeting attended in person), $1,500 per day for other Board or Committee meetings (plus $2,000 for meetings attended in person at the Company’s request), including a business class ticket for any meeting requiring more than two hours of travel. Directors are also entitled to reimbursement of expenses incurred in performing their responsibilities to the extent such expenses are pre-approved by the Company.

No formal plan of compensation exists for employee directors. The Board of Directors may, however, from time to time approve payments to employee directors based on extraordinary service.

During the last fiscal year, no director of the Company received compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, par value $0.001 per share as of November 2, 2006 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of the Common Stock; (2) each of our directors; (3) each of our named executive officers; and (4) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 14500 Parallel Road, Suite A, Basehor, KS 66007.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding
Albert W. Knapp(2)	6,000,000	9.60%
Randall L. Rahm(2)	6,000,000	9.60%
Bryan J. Sherbacow(2)	6,000,000	9.60%
Robert C. Walther(2)	6,000,000	9.60%
Thomas G. Kraemer	—	—
Johnny F. Norris, Jr.	—	—
Amanda Lamothe	—	—
Luke Willis	—	—
Directors and Executive Officers as a Group	24,000,000	38.40%

(1)
Beneficial ownership is calculated based on 62,500,000 shares of Common Stock issued and outstanding as of November 2, 2006. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes shares of Common Stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Closing Date. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)	Shares acquired in Merger as a holder of Class A shares of Ethanex N.A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Amanda Lamothe, the Company’s Chief Executive Officer, director and stockholder prior to the Merger, made advances to the Company in the principal amount of approximately $20,000. The advances, which were used for working capital purposes, were unsecured, bore no interest and were payable on demand. These advances were forgiven. Ms. Lamothe also made an advance to the Company in the principal amount of approximately $2,000 during the Company’s fourth quarter. This amount is still outstanding but is expected to be forgiven by Ms. Lamothe.

On August 3, 2006, Ethanex N.A. acquired all of the issued and outstanding shares of IPT Ethanol, Inc., a Delaware corporation and a then-wholly owned subsidiary of Industrial Power Technology. As a result of the acquisition, IPT Ethanol, Inc. became a wholly-owned subsidiary of Ethanex N.A. and Robert C. Walther, the President and Chief Executive Officer of IPT Ethanol, Inc., received $500,000 from the Company as consideration for the acquisition. Mr. Walther’s employment with Ethanex N.A. commenced on August 3, 2006 in connection with the acquisition.

Contemporaneously with the closing of the Merger, the Company split off its wholly-owned subsidiary, New Inverness Leaseco, Inc., a Nevada corporation (“Leaseco”), through the sale of all of the outstanding capital stock of Leaseco. The Company executed a Split Off Agreement with Amanda Lamothe, Luke Willis, Ethanex N.A. and Leaseco. Ms. Lamothe was President, Chief Executive Officer, Secretary and Director of NIE, and Mr. Willis was Treasurer of NIE. In connection with the Merger, Ms. Lamothe and Mr. Willis resigned from NIE. A copy of the Split Off Agreement is attached as Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2006.

ITEM 13. EXHIBITS.

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

3.2	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.3	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.4	Bylaws of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

4.1	Form of Warrant of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and the principals of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.1
Agreement and Plan of Merger and Reorganization, dated as of September 1, 2006, by and among Ethanex Energy, Inc., a Nevada corporation, Ethanex North America Acquisition Corp., a Delaware corporation, and Ethanex Energy North America, Inc., a Delaware corporation.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.2
Registration Rights Agreement dated as of August 3, 2006, including the Consent and Acknowledgment thereto, by and between Ethanex Energy North America, Inc. and the investors in the Offering, which agreement was assumed by Ethanex Energy, Inc.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.9	2006 Equity Incentive Plan.**	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).

10.13	Employment Agreement dated October 9, 2006.**	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).

10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex, Energy North America, Inc.*

21.1	Subsidiaries of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

31.1	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal executive officer*

31.2	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal financial officer*

32.1	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed to the Company by Stark Winter Schenkein & Co., LLP (“Stark Winter”) for the fiscal years ended July 31, 2006 and 2005:

	2006	2005
Audit Fees	$3,600	$5,350
Audit-Related Fees	None	None
Tax Fees	None	$1,250
All Other Fees	None	None

Tax Fees include fees billed by Stark Winter for preparation of the Company’s federal Income Tax Returns

As of the Closing Date, Bagell, Josephs, Levine & Company (“Bagell Josephs”) was engaged as the independent registered public accounting firm of the Company. Bagell Josephs audited the Company’s financial statements for the fiscal year ended July 31, 2006. The company anticipates a bill in connection with its fiscal year end 2006 audit in the amount as follows:

2006
Audit Fees	$25,000

Preapproval of Audit and Non-Audit Services

The Compnay’s Board of Directors is required to preapprove all audit and permitted non-audit services provided by Bagell Josephs, the Company’s registered public accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHANEX ENERGY, INC.
November 14, 2006	/s/ Albert W. Knapp, III
Albert W. Knapp, III Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert W. Knapp, III	Chief Executive Officer and Director	November 14, 2006
Albert W. Knapp, III	(Principal Executive Officer)

/s/ David J. McKittrick	Executive Vice- President and	November 14, 2006
David J. McKittrick	Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)

/s/ Randall L. Rahm	Co-Chief Operating Officer and Director	November 14, 2006
Randall L. Rahm

/s/ Bryan J. Sherbacow	Co-Chief Operating Officer and Director	November 14, 2006
Bryan J. Sherbacow

/s/ Robert C. Walther	Executive Chairman and Director	November 14, 2006
Robert C. Walther

/s/ Thomas G. Kraemer	Director	November 14, 2006
Thomas G. Kraemer

/s/ Johnny F. Norris, Jr.	Director	November 14, 2006
Johnny F. Norris, Jr.

NEW INVERNESS EXPLORATIONS, INC
(A Development Stage Company)
Financial Statements
July 31, 2006

High Ridge Commons Suites 400-403 200 Haddonfield Berlin Road Gibbsboro, New Jersey 08026 P - 856-346-2828 F - 856-346-2882

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Ethanex Energy, Inc.
F/K/A New Inverness Explorations, Inc.

We have audited the accompanying balance sheet of Ethanex Energy, Inc. (F/K/A New Inverness Explorations, Inc.) (the “Company”) as of July 31, 2006, and the related statement of operations, stockholders’ equity( deficit) and cash flows for the year ended July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethanex Energy, Inc. (F/K/A New Inverness Explorations, Inc.) (the “Company”) as of July 31, 2006, and the results of its operations and its cash flows for the year ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended July 31, 2006 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

November 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
New Inverness Explorations, Inc.
Manitouwadge, Ontario

We have audited the balance sheet of New Inverness Explorations, Inc. (An Exploration Stage Company) as of July 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows from inception (November 4, 2004) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Inverness Explorations, Inc. (An Exploration Stage Company) as of July 31, 2005, and the results of its operations and its cash flows from inception (November 4, 2004) through July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 the Company has been in the development stage since inception and has no significant revenue generating operations. Realization of the Company’s assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
September 30, 2005

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
July 31, 2006

2006
ASSETS

CURRENT ASSETS
Cash	$263

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES
Accrued expenses	2,600
Loans Payable	24,600
27,200
STOCKHOLDERS’ EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding	—
Common stock, $0.001 par value, 300,000,000 shares authorized 24,000,000 issued and outstanding	24,000
Additional paid in capital	12,000
(Deficit) accumulated during the exploration stage	(62,937)
(26,937)

$263

See the accompanying notes to the financial statements

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended July 31, 2006	Cumulative Period from Inception November 4, 2004 to July 31, 2005	Cumulative Period from Inception November 4, 2004 to July 31, 2006
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	49,460	13,477	62,937

NET (LOSS) BEFORE INCOME TAXES	(49,460)	(13,477)	(62,937)

INCOME TAXES	—	—	—

NET (LOSS)	$(49,460)	$(13,477)	$(62,937)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - (BASIC AND DILUTED)	24,000,000	11,791,665	17,629,870

NET (LOSS) PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to the financial statements

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
INCEPTION (NOVEMBER 4, 2004) TO JULY 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	(Deficit) Accumulated During the Development Stage	Total
Balance, November 4, 2004 (Inception)	—	$—	$—	$—	$—

Stock Issue for cash, January, 2005 at $.0002 per share	10,000,000	2,000	—	—	2,000

Stock Issue for cash, February, 2005 at $.002 per share	5,000,000	10,000	—	—	10,000

Stock Issue for cash, March, 2005 at $.002 per share	5,500,000	8,500	2,500	—	11,000

Stock Issue for cash, April, 2005 at $.002 per share	3,500,000	3,500	3,500	—	7,000

Net (loss)	—	—	—	(13,477)	(13,477)

Balance, July 31, 2005	24,000,000	24,000	6,000	(13,477)	16,523

Contributed Services	—	—	6,000	—	6,000

Net (loss)	—	—	—	(49,460)	(49,460)

Balance July 31, 2006	48,000,000	$24,000	$12,000	$(62,937)	$(26,937)

See the accompanying notes to the financial statements

NEW INVERNESS EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year Ended July 31, 2006	Cumulative Period from Inception November 4, 2004 to July 31, 2005	Cumulative Period from Inception November 4, 2004 to July 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(49,460)	$(13,477)	$(62,937)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Contributed services	6,000	—	6,000
Increase in accrued expenses	(3,533)	6,133	2,600
Net cash (used in) operating activities	(46,993)	(7,344)	(54,337)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from Loan payable	24,600	—	24,600
Issuance of capital stock for cash	—	30,000	30,000
Net cash provided by financing activities	24,600	30,000	54,600

Increase in cash	(22,393)	22,656	263

Cash - beginning of year	22,656	—	—

Cash - end of year	$263	$22,656	$263

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See the accompanying notes to the financial statements

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $62,937 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The company’s fiscal year end is July 31.

On August 21, 2006, the Company changed its name to Ethanex Energy, Inc. On September 1, 2006, the Company completed a reverse merger with Ethanex North America Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Ethanex Energy North America, Inc., a Delaware corporation. The Company acquired the business of Ethanex N.A. pursuant to the Merger and will continue the existing business operations of Ethanex N.A. as a publicly-traded company under the name Ethanex Energy, Inc.
Before the Merger, on August 3, 2006, and in contemplation of the merger, Ethanex N.A. closed a private offering of 20,000,000 units of its securities (the “Units”), each Unit consisting of one share of Class B common stock of Ethanex N.A. and a warrant to purchase one share of Class B common stock for a period of five years at an exercise price of $1.50 per share. On the closing date, the investors in the private offering collectively purchased 20,000,000 Units for a total consideration of $20,000,000. These funds will support the current development efforts of the Company into the foreseeable future, but to pursue the long-term strategies of the Company it will be necessary to raise additional capital.

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars. The Company’s fiscal year end is July 31.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 4, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

d)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.

f)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

3. MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated May 31, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 9 mineral claim units, known as the Clear Lake claim (the “Claim”), located in the Larder Lake Mining Division of Ontario, Canada for:

a)	Cash Payments totaling $33,000 as follows:

-	$3,000 upon execution of the Agreement (paid);
-	an additional $5,000 by May 25, 2006;
-	an additional $10,000 by May 25, 2007;
-	an additional $15,000 by May 25, 2008;

b)	Expenditure Commitments

Incurring exploration and development work on the Claim totaling at least $200,000 by May 25, 2008 as follows:

-	$5000 in expenditures on the Claims by December 31, 2005;
-	no less than further $15,000 in expenditures on the Claims by May 25, 2006;
-	no less than further $30,000 in expenditures on the Claims by May 25, 2007;
-	no less than further $50,000 in expenditures on the Claims by May 25, 2008; and
-	no less than further $100,000 in expenditures on the Claims by May 25, 2009.

c)	Advance Royalty Payments

Paying to the Optionor advance net smelter returns royalty payments on the Claim of $10,000 per year. Advance net smelter return royalty payments shall be due on May 25 each year commencing May 31, 2010, and continuing to May 25 of each calendar year thereafter until the Agreement is terminated.

d)	Assessment Work

Paying to the Optionor, or on the Optionor’s behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement.

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

3. MINERAL PROPERTY (Continued)

  e) Mineral Property Extension Agreement and Termination

In May of 2006 an agreement to extend the time to review the property was executed. In exchange for a payment of $2,500 the May 31, 2006 expenditure requirement was extended to September 30, 2006. Subsequent to this, the agreement was terminated in August 2006 and no further payments are due.

4. LOAN PAYABLE

A director of the Company provided loans of $24,600 to the Company during the period ended July 31, 2006. The loans are non-interest bearing, unsecured and payable upon demand.

5.	COMMON STOCK

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period from November 4, 2004 (Inception) to July 31, 2005, the Company issued 24,000,000 common shares for total cash proceeds of $30,000.

During the year ended July 31, 2006, an officer and director contributed services valued at $6,000.

At July 31, 2006, there were no outstanding stock options or warrants.

On July 15, 2006, the Company’s Board of Directors declared a 5 for 1 forward stock split in the form of a dividend. The record date for the stock dividend is August 7, 2006, and the payment date is August 7, 2006. All share and per share information has been adjusted to reflect the effect of this stock split.

In addition, on July 20, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the Registrant increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

The Amendment was approved unanimously by the Company’s Board of Directors and by the vote of more than a majority of the Company’s common stock.

NEW INVERNESS EXPLORATIONS, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006
(Stated in U.S. Dollars)

6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $8,200 which expire in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at July 31, 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating loss	$62,937
Statutory tax rate	34%
Effective tax rate	—
Deferred tax asset	$21,399
Valuation allowance	$(21,399)

Net deferred tax asset	$—

7. SUBSEQUENT EVENTS

Ethanex Energy, Inc. (“the Company”) was formed on May 31, 2006 in the state of Delaware. We are a development stage company which plans to engage in the business of producing fuel ethanol to take advantage of the cyclical and secular trends in the energy sector. Specifically, the Company intends to own and operate ethanol plants. The ethanol expected to be produced by the plants is intended to be used by refineries as a blend component in the U.S. gasoline fuel market. Additionally, the Company anticipates that the plants will be designed to produce dried distilled grains, which are used in the manufacture of various animal feeds.

On July 17, 2006, we amended our certificate of incorporation to change our name from Armistead Energy, Inc. to Ethanex Energy North America, Inc. (EENA). On September 1, 2006, EENA entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Ethanex Energy, Inc, a publicly held corporation and its wholly owned subsidiary Ethanex North America Acquisition Corporation. Pursuant to the merger the holders of EENA’s capital stock before the merger surrendered all of their issued and outstanding class A and class B common shares in exchange for 46 million shares of Ethanex Energy Inc.’s common stock. Specifically, the holders of EENA’s class A common stock received an aggregate of 26 million shares and the holders of EENA’s class B common stock received and aggregate 20 million shares. The shareholders of Ethanex Energy, Inc. prior to the merger retained 14 million shares of common stock in the public company.

The above transaction has been accounted for as a reverse merger (recapitalization) with Ethanex Energy North America, Inc. being deemed the accounting acquirer and Ethanex Energy, Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Ethanex Energy North America, Inc. (since May 31, 2006, date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital. The basis of the assets and liabilities of Ethanex Energy North America, Inc., the accounting acquirer, has been carried over in the recapitalization. Concurrent with the merger, Ethanex Energy North America, Inc. changed its name to Ethanex Energy, Inc.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in preparations for the construction of ethanol plants and the raising of capital.

EXHIBIT INDEX

Exhibit No.	Description	Reference

3.1	Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

3.2	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.3	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.4	Bylaws of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

4.1	Form of Warrant of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and the principals of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.1
Agreement and Plan of Merger and Reorganization, dated as of September 1, 2006, by and among Ethanex Energy, Inc., a Nevada corporation, Ethanex North America Acquisition Corp., a Delaware corporation, and Ethanex Energy North America, Inc., a Delaware corporation.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.2
Registration Rights Agreement dated as of August 3, 2006, including the Consent and Acknowledgment thereto, by and between Ethanex Energy North America, Inc. and the investors in the Offering, which agreement was assumed by Ethanex Energy, Inc.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.9	2006 Equity Incentive Plan.**	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).

10.13	Employment Agreement dated October 9, 2006.**	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).

10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex, Energy North America, Inc.*

21.1	Subsidiaries of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

31.1	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal executive officer*

31.2	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal financial officer*

32.1	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.