Form 10QSB
period 2006-09-30
ETHANEX ENERGY, INC.
filed 2006-11-20
CIK 1343611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 333-129810

ETHANEX ENERGY, INC.
(f/k/a New Inverness Explorations, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14500 Parallel Road, Suite A, Basehor, KS 66007
(Address of principal executive offices)

(913) 724-4106
(Issuer’s telephone number)

Former fiscal year ended July 31, 2006
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2006:

Common stock, par value $0.001 per share	62,500,000
(Class of common stock)	(Number of shares)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company’s financial statements and the notes thereto appear beginning on page F-1 of this report and are incorporated in response to this item by reference thereto.

Item 2.  Management’s Plan of Operation.

Explanatory Note

On August 21, 2006, New Inverness Explorations, Inc. (“NIE”) changed its name to Ethanex Energy, Inc. On September 1, 2006, NIE completed a reverse merger (the “Merger”) with Ethanex North America Acquisition Corp., a wholly-owned subsidiary of NIE (the “Acquisition Sub”), with and into Ethanex Energy North America, Inc., a Delaware corporation (“Ethanex N.A.”). NIE acquired the business of Ethanex N.A. pursuant to the Merger and continued the existing business operations of Ethanex N.A. as a publicly-traded company under the name Ethanex Energy, Inc. (the “Company”). Unless otherwise indicated, the terms “the Company,” “we,” “us,” and “our” refer to Ethanex Energy, Inc. after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise. The term “NIE” refers to Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.) before giving effect to the Merger, and the term “Ethanex N.A.” refers to Ethanex Energy North America, Inc. before giving effect to the Merger.

Management’s Plan of Operations

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

The Company intends to own and operate ethanol plants and to market both dried distillers grain with solubles (“DDGS”) and ethanol. To address the shortfall in production capacity resulting from government mandated programs and the recent legislative bans on MTBE (methyl tertiary butyl ether), the Company has implemented three development programs:

•
actively marketing our fractionation technology to smaller existing ethanol producers in exchange for equity positions in the existing operations. These 20-30 MMGY (millions of gallons per year) ethanol plants will be suitable for meaningful, near-term expansion and conversion to alternative energy source or fuels;

•
acquiring co-location rights from coal-fired electric utilities for brownfield development (referring to the co-location of new ethanol plants adjacent to existing sources of steam energy) of new plants; and

•	actively acquiring options on proposed ethanol plants with a significant proportion of project development and environmental permits in place with distinct alternative energy sources or fuels.

By 2010 the Company plans to have established production capacity of over 500 MMGY of denatured, fuel grade ethanol and 1.7 million tons of DDGS. The Company plans to own and operate four to seven plants in the United States geographically dispersed coast to coast. The Company expects that its technical abilities and operating model will make it one of the industry’s low cost producers. The Company expects to continue to grow through existing plant expansions, new plant development and strategic acquisitions. The Company further expects that as a publicly traded ethanol company, we will be able to access capital at a lower cost than our privately-owned competitors and may be able to use our shares to acquire other ethanol producers in properly accretive transactions.

On August 3, 2006, Ethanex N.A., acquired all of the capital stock of IPT Ethanol, Inc., a then-wholly owned subsidiary of Industrial Power Technology (“IPT”). Based in Santa Rosa, California, IPT is an engineering and power generation project development company with over 22 years of operating history in the alternative energy space. IPT has been responsible for the successful planning, design and construction of more than 30 energy projects utilizing a variety of fuels and energy conversion systems. The fuels produced or utilized in IPT’s projects have included ethanol, natural gas, coal, wellhead residual gas, digester gas, urban waste, scrap tires, biomass fuels, agricultural waste, and hydropower. IPT has significant experience in the areas of siting, regulatory and permitting activities, as well as design, construction management, and plant operations.

In late 2005, IPT began site selection for a 40 MMGY ethanol processing facility in northeast Kansas. In May 2006, IPT entered into a letter of understanding ("LOU") with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by the electric utility. The LOU provides IPT with a six-month exclusive study period ending November 30, 2006. IPT assigned all of its rights in the LOU to IPT Ethanol, Inc. before the acquisition of IPT Ethanol, Inc. by Ethanex N.A.

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

In July 2006, Ethanex N.A. entered into a letter of intent with SEMO Milling, LLC (“SEMO”) and on August 4, 2006 entered into a definitive joint venture agreement, to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. The Company intends to build the ethanol plant using next generation ethanol production fractionation technology.

The Company intends to market next generation ethanol production fractionation technology - a process that increases the starch concentration of feedstock and lowers the cost of producing ethanol - to existing ethanol plants as a means for these plants to lower production costs in exchange for equity interests in these existing ethanol plants.

In August 2006, the Company entered into a letter of intent with Star Ethanol, LLC (“Star”) and on September 17, 2006 entered into a Joint Venture Agreement with Star to construct and operate a 132 MMGY ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol-related products (the “Plant”). The joint venture will operate as Ethanex Southern Illinois, LLC, (“Ethanex Southern”), which will construct an ethanol facility and develop, manufacture, distribute, and sell ethanol and ethanol-related products.

The Company will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility.

The Ethanex Southern plant construction is expected to begin during the second quarter of 2007, and the plant is expected to be completed during the second half of 2008. Once operational, the Company will operate the Plant and market the ethanol and ethanol related products produced at the plant.

The Company’s initial contribution to Ethanex Southern will be $2,000,000, tangible and intangible assets, goodwill, and management expertise. Furthermore, the Company will secure the financing necessary to complete the Plant as well as oversee the design and construction of the Ethanex Southern plant. Star’s initial contribution will be a total of $11,250,000, which is 15% of the anticipated cost of construction with 70% leverage. In the event Star is unable to make its initial capital contribution, the Company has agreed to advance Star up to $4,000,000 toward its initial contribution in the form of a senior subordinated debenture, which will bear interest at the rate of 11% per year, compounded quarterly.

On October 6, 2006, the Company entered into a professional services agreement (the "Agreement") with Chevron Energy Solutions Company (“CES”), a division of Chevron U.S.A., a Pennsylvania corporation, for the development and construction of high-efficiency ethanol plants.

Under the Agreement, CES will perform preliminary engineering, geotechnical studies, site, and civil design work sufficient to prepare a proposal. Pursuant to the proposal, if accepted by the Company, CES would develop and engineer, procure equipment, construct, startup, test, commission, and deliver a fully operational ethanol facility to the Company, which would be owned or controlled by the Company. The Company intends that CES perform these services for at least three of its facilities. The Company expects that the facilities, to be located in Missouri, Illinois, and Kansas, will utilize advanced technology and will produce 132 million gallons of fuel grade ethanol per year at each facility.

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

The Company presently has enough resources to satisfy its current operating cash requirements. However, to successfully pursue its development projects, including the building of anticipated facilities, the Company will need to obtain significant additional debt and equity financings over the next six months. The Company expects to hire employees on an as-needed basis, commensurate with the Company’s continued growth and development.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined under Item 303(c) of Regulation S-B promulgated under the Securities Act of 1933.

Forward Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements including statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Statements contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures and cautionary statements made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows, including the disclosures and statements made under the heading “Risk Factors” in our annual report on Form 10-KSB for the year ended July 31, 2006. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the quarterly period ended September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the company's current report on Form 8-K filed with the SEC on September 6, 2006 under Item 2.01 and incorporated herein by reference, the holders of the issued and outstanding capital stock of Ethanex N.A. in connection with NIE’s reverse merger with Ethanex N.A. surrendered all of their shares of the capital stock of Ethanex N.A. and received common stock of the Company, par value $0.001 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC on the basis that such offers and sales were transactions not involving any public offering. This issuance of the Common Stock was made without registration under the Securities Act of 1933. We relied upon the exemption provided by Section 4(2) and Rule 506 of the Securities Act on the basis that such offers and sales were transactions not involving any public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 14, 2006, the stockholders approved, in a consent in lieu of a special meeting, to an amendment to the Company's Articles of Incorporation. Pursuant to the amendment, the Company increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. This consent also authorized a split of the Company’s stock so that every share of common stock issued and outstanding prior to the split would be exchanged for five post-split shares (the "Stock Split"). Stockholders holding 2.6 million votes consented to these actions.

On August 8, 2006, the stockholders of the Company consented to the following actions in lieu of a special meeting.

•	an amendment to the Company's Articles of Incorporation to change the Company’s name to Ethanex Energy, Inc.:

•
approval of the Company’s 2006 Stock Option Plan which provides for the issuance of both nonstatutory and incentive stock options and other awards to acquire up to 2,000,000 shares of the Company’s Common Stock (calculated after giving effect to the Stock Split).

•	expansion of the Board of Directors to 5 members; and

•	election of five directors: Albert W. Knapp, Johnny F. Norris, Jr., Randall L. Rahm, Bryan J. Sherbacow and Robert C. Walther.

A total of 17.4 million votes consented to the above actions.

Item 6. Exhibits

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

3.2	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.3	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.4	Bylaws of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

4.1	Form of Warrant of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and the principals of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.3	Registration Rights Agreement dated as of August 3, 2006, including the Consent and Acknowledgement thereto, by and between Ethanex Energy North America, Inc. and the investors in the Offering, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

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

10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.9	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).

10.13	Employment Agreement dated October 9, 2006, by and between Ethanex Energy, Inc. and David J. McKittrick.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).

10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on November 14, 2006.

31.1	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal executive officer*

31.2	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal financial officer*

32.1	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHANEX ENERGY, INC.

Date: November 20, 2006	/s/ Albert W. Knapp, III
Albert W. Knapp, III
Chief Executive Officer (Principal Executive Officer)

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS
SEPTEMBER 30, 2006

Page

Condensed Consolidated Balance Sheet	F2

Condensed Consolidated Statements of Operations	F3

Condensed Consolidated Statements of Cash Flows	F4

Notes to the Condensed Consolidated Financial Statements	F5-12

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

Current assets
Cash and cash equivalents	$13,730,592
Other current assets	28,764
Total current assets	13,759,356

Property and equipment, net	881,303

Investment in joint venture and other assets	2,000,900

TOTAL ASSETS	$16,164,559

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$48,172
Due to officer	10,765

TOTAL LIABILITIES	58,937

Stockholders’ Equity

Common stock, $.001 par value; 300,000,000 shares authorized, 62,500,000 issued and outstanding	62,500
Additional paid-in-capital	22,243,507
Warrants exercise receivable	(2,250,000)
(Deficit) accumulated during the development stage	(3,473,385)

TOTAL STOCKHOLDERS' EQUITY	16,582,622

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,641,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2006

	Three Months Ended September 30, 2006	Cumulative Totals May 31, 2006 (inception) to September 30, 2006
Operating revenues	$—	$—

Cost of sales	—	—

Gross profit	—	—

Operating expenses

General and administrative expense	3,016,335	3,024,311
Impairment (loss) in IPT Ethanol	500,000	500,000
Total operating expenses	3,516,335	3,524,311

(Loss) before other income (expense)	(3,516,335)	(3,524,311)
Interest income	50,926	50,926

(Loss) before provision for income taxes	(3,465,409)	(3,473,385)
Provision for income taxes	—	—

Net (loss)	$(3,465,409)	$(3,473,385)

(Loss) per share	$(.10)	$(.10)

Weighted average shares outstanding	36,331,380	33,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:	Three Months Ended September 30, 2006	Cumulative Totals May 31, 2006 (inception) to September 30, 2006

Net (loss)	$(3,465,409)	$(3,473,385)

Adjustments to reconcile net (loss) to net cash used in
Operating activities:
Stock based compensation	1,020,444	1,020,444
Impairment (loss) in IPT Ethanol	500,000	500,000
Depreciation	1,195	1,275
Changes in assets and liabilities
(Increase) in other current assets	(28,764)	(28,764)
(Increase) in other assets	(900)	(900)
Increase in accrued expenses	48,172	48,172

Net cash used by operating activities	(1,925,262)	(1,933,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(879,705)	(882,578)
Investments in joint ventures and IPT Ethanol	(2,500,000)	(2,500,000)

Net cash used by investing activities	(3,379,705)	(3,382,578)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	19,035,559	19,035,563
Loans from shareholder	—	10,765

Net cash provided by financing activities	19,035,559	19,046,328

Net increase in cash and cash equivalents	13,730,592	13,730,592

Cash and cash equivalents May 31, 2006 (inception)	—	—

Cash and cash equivalents September 30, 2006	$13,730,592	$13,730,592

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash items:

Receivable due on exercise of outstanding warrants	$2,250,000	$2,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for May 31, 2006 (date of inception) through September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Ethanex Energy, Inc. is a development stage company which plans to engage in the business of producing fuel ethanol to take advantage of the cyclical and secular trends in the energy sector. Specifically, the Company intends to own and operate ethanol plants. The ethanol expected to be produced by the plants is intended to be used by refineries as a blend component in the U.S. gasoline fuel market. Additionally, the Company anticipates that the plants will be designed to produce dried distilled grains, which are used in the manufacture of various animal feeds.

On September 1, 2006, Ethanex Energy North America, Inc. (“EENA”) entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Ethanex Energy, Inc, a publicly held corporation and its wholly owned subsidiary Ethanex North America Acquisition Corporation. Pursuant to the merger the holders of EENA’s capital stock before the merger surrendered all of their issued and outstanding class A and class B common shares in exchange for 46 million shares of Ethanex Energy Inc.’s common stock. Specifically, the holders of EENA’s class A common stock received an aggregate of 26 million shares and the holders of EENA’s class B common stock received an aggregate 20 million shares. The shareholders of Ethanex Energy, Inc. prior to the merger retained 14 million shares of common stock in the public company.

The above transaction has been accounted for as a reverse merger (recapitalization) with EENA being deemed the accounting acquirer and Ethanex Energy, Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of EENA (since May 31, 2006, its date of inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital. The basis of the assets and liabilities of EENA, the accounting acquirer, has been carried over in the recapitalization.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment in preparations for the construction of ethanol plants and the raising of capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
For financial statement presentation purposes, the Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Property and Equipment, Depreciation and Amortization
Property and equipment is stated at cost less accumulated depreciation and amortization.. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets: 5-15 years for Machinery and Equipment and Furniture and Fixtures. Amortization of leasehold improvements is computed utilizing the straight- line method over the lesser of the remaining lease term or the useful life of the leasehold. Maintenance and repairs that do not extend the useful life of the respective assets are charged to operations as incurred.

Earnings (Loss) Per Share
Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all potentially dilutive common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

Potential future dilutive securities include 18,500,000 warrants issued in connection with a private placement and 1,000,000 shares issuable under outstanding stock options as of September 30, 2006.

Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it has been determined the assets will not be realized.

Stock Based Compensation
The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards No. 123(R) ("SFAS 123 (R)"). SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and eliminated the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. SFAS 123(R) requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

The Company measures compensation cost issued to non-employees in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Emerging Issues Task Force 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees".

 New Accounting Standards
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net (loss) for the period May 31, 2006 (inception) to September 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development and marketing efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company’s cash and cash equivalent’s exceeded federally insured limits by $13,630,592.

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2006 property and equipment consist of the following:

Computer equipment and software	$17,476
Furniture and fixtures	29,742
Leasehold improvements	9,866
Construction in progress	825,494
Less accumulated depreciation and amortization	(1,275)
Total	$881,303

Depreciation expense for the three months ended September 30, 2006 was $1,195.

NOTE 6 - STOCKHOLDERS’ EQUITY

Private Offering
Prior to and as a condition of the Merger between a subsidiary of Ethanex Energy, Inc. and EENA (See NOTE 1), EENA closed a private placement offering of 20 million units of securities. Each unit consisted of one share of class B common stock and a warrant to purchase one share of class B common stock for a period of five years at an exercise price of $1.50 per share. The investors in the offering collectively purchased 20 million units for a total consideration of $20,000,000. The proceeds were allocated to the class B common stock and the warrants based on their relative fair values. EENA paid professional fees, commission and a finder’s fee of $964,441 in connection with the offering which has been recorded as a reduction to additional paid-in capital.

In connection with the private placement offering EENA entered into a Registration Rights Agreement with the investors in the offering, which has been assumed by the Company. Under the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC covering the Company’s common stock received by holders of EENA’s class B stock in the Merger within 90 days of the Merger which occurred on September 1, 2006. If the Company fails to file a registration statement within 90 days the reverse merger or the registration statement fails to become effective within 90 days of filing the Company will become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering. The Company expects to amend the Registration Rights Agreements to extend the deadline for the filing date if it is impracticable to file by the deadline.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

The Articles of Incorporation of the Company, as amended to date, authorize the issuance of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, each having a par value of $0.001 per share. As of September 30, 2006 there were 62,500,000 shares of common stock outstanding. In addition, 18,500,000 warrants to purchase common stock at $1.50 per share were outstanding. At September 30, 2006 the Company was authorized to issue 10,000,000 shares of “blank check” preferred stock, none of which has been designated, issued or outstanding. The Board of Directors is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series.

Equity Incentive Plan
Effective as of September 1, 2006, the Company’s Board of Directors and Stockholders approved and adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows for the issuance of incentive stock options, non-qualified stock options and restricted stock to eligible employees and outside directors and consultants of the Company. The Company has reserved 2,000,000 shares of common stock for issuance under the 2006 Plan. The exercise price of any option granted under the 2006 Plan may not be less than the fair value of the Company’s common stock on the date of grant.

On September 1, 2006, the Company granted 1,000,000 stock options to four Company officers under the 2006 Plan. Each officer received 250,000 options. The options granted have a 10 year contractual life and will vest 33.3% on each anniversary date of the grant until fully vested.

The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. To address the lack of historical volatility data for the Company, expected volatility is based on volatilities of peer companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides a “simplified method” for estimating the expected term for stock options granted prior to December 31, 2007. The simplified method may be applied to stock options that (1) are granted at-the-money; (2) have exercisability conditioned only on completion of a service condition through the vesting date; (3) require that employees who terminate their service prior to vesting must forfeit the options; (4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and (5) are non-transferable and non-hedgable. The simplified method is based on the vesting period and the contractual term for each vesting-tranche for awards with graded vesting. The time from the grant date until the mid-points for each tranche is averaged to provide an overall expected term.

Expected volatility	84%
Expected dividends	0%
Expected term	6 years
Risk-free rate	4.7%

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of option activity under the 2006 Plan as of September 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at May 31, 2006 (Date of Inception)	—	$—	—	—

Granted	1,000,000	1	—	—

Exercised	—	—	—	—

Forfeited or expired	—	—	—	—

Outstanding at September 30, 2006	1,000,000	$1	10	$—
	—	—	—	—
Exercisable atSeptember 30, 2006	—	—	—	—
	—	—	—	—

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the status of the Company's nonvested shares as of September 30, 2006 and changes during the period then ended is presented below:

Nonvested Shares	Shares	Weighted - Average Grant Date Fair Value

Nonvested at May 31, 2006 (Date of Inception)	—	—

Granted	1,000,000	0.74
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	1,000,000	0.74

Stock Warrants

In connection with the Private Offering (see above), EENA granted warrants to purchase 20,000,000 shares of the EENA’s class B common stock exercisable at $1.50 per share. In the Merger, these warrants become warrants to purchase 20,000,000 shares of the Company’s common stock on the same terms. The warrants expire on September 1, 2011.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2006 is as follows:

	Shares	Weighted- Average Exercise Price

Outstanding at May 31, 2006 (Date of Inception)	—	$—

Granted	20,000,000	1.50

Exercised	1,500,000	1.50

Forfeited	—	—

Outstanding at September 30, 2006	18,500,500	$1.50

Exercisable at September 30, 2006	18,500,000	$1.50

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7 - DUE TO OFFICER

Due to officer represents non-interest bearing advances due on demand.

NOTE 8 - AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH IPT ETHANOL, INC.

On August 3, 2006, EENA acquired all of the capital stock of IPT Ethanol, Inc. from Industrial Power Technology, its sole stockholder. IPT Ethanol, Inc. is a privately held corporation formed on July 18, 2006 and has had no operations from its date of inception through September 30, 2006. Prior to the closing, Industrial Power Technology assigned to IPT Ethanol, Inc. its rights to a letter of understanding with an energy provider in the State of Kansas (the “Utility”). The letter of understanding provides for a joint evaluation of the environmental and operational impact of a site selection for a 132 MMGY ethanol plant at a Utility location. Upon the receipt of favorable results from the joint evaluation and upon the satisfactory negotiation of business terms between the Utility and IPT Ethanol, Inc. for the development of the proposed plant Utility and IPT Ethanol, Inc. intend to enter into a definitive agreement to construct an ethanol plant in Kansas. EENA paid $500,000 in cash for the acquisition of IPT Ethanol, Inc. The entire purchase price was allocated to the rights to the letter of understanding which was immediately expensed as an impairment as it was deemed to not have any fair value.

NOTE 9 - JOINT VENTURES

On August 4, 2006, EENA entered into a joint venture agreement with SEMO Milling, LLC (“SEMO”), a privately held company, for the purpose of manufacturing, distributing and selling ethanol and ethanol-based products and corn-based products. The joint venture will be conducted through Ethanex at SEMO Port, LLC (“SEMO Port”), a Missouri limited liability company. Pursuant to the joint venture agreement EENA will make an initial capital contribution of $30 million to the SEMO Port. On August 4, 2006, EENA provided a $2 million deposit to the joint venture towards the initial contribution. SEMO’s initial capital contribution will consist of assets having a net asset value of $15 million and an agreed upon value of $30 million. Both the EENA and SEMO will have a 50% ownership in SEMO Port.

In August 2006, the Company entered into a letter of intent with Star Ethanol, LLC (“Star”) and on September 17, 2006 entered into a Joint Venture Agreement with Star to construct and operate a 132 MMGY ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol-related products. The joint venture will operate as Ethanex Southern Illinois, LLC (“Ethanex Southern”), which will construct an ethanol facility and develop, manufacture, distribute, and sell ethanol and ethanol-related products. The Company will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility.

NOTE 10 - BENEFIT FROM INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

ETHANEX ENERGY, INC.
F/K/A NEW INVERNESS EXPLORATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 10 - BENEFIT FROM INCOME TAXES (CONTINUED)

At September 30, 2006, the deferred tax asset approximated the following:

Deferred tax asset	$1,175,000
Less: Valuation allowance	(1,175,000)
Net deferred tax asset	$—

At September 30, 2006, the Company had an accumulated deficit in the amount of approximately $3,456,000, available to offset future taxable income through 2026. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
The Company has entered into employment agreements with certain key personnel which generally provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options and other benefits. Termination of the agreements may be made by either party with advance notice.

Operating Lease
On July 17, 2006, EENA entered into a non-cancelable lease for its office premises with a term of one year. Under the leasing arrangement the Company pays the expenses related to the leased property. The base annual rent under the operating lease is $11,100. The lease may be renewed at our option for a period of five years with an annual increase of 3% per year in the rent expense.

Exhibit Index

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

3.2	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.3	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.4	Bylaws of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

4.1	Form of Warrant of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and the principals of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.3	Registration Rights Agreement dated as of August 3, 2006, including the Consent and Acknowledgement thereto, by and between Ethanex Energy North America, Inc. and the investors in the Offering, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

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

10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.9	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).

10.13	Employment Agreement dated October 9, 2006, by and between Ethanex Energy, Inc. and David J. McKittrick.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).

10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on November 14, 2006.

31.1	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal executive officer*

31.2	Rule 13a-14(a) Certification of Ethanex Energy, Inc.’s principal financial officer*

32.1	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Rule 13a-14(b) Certification of Ethanex Energy, Inc.’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.