Form 10KSB
period 2006-12-31
ETHANEX ENERGY, INC.
filed 2007-04-02
CIK 1343611

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 333-129810
ETHANEX ENERGY, INC.
(Name of small business issuer in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14500 Parallel Road, Suite A, Basehor, KS 66007
(Address of principal executive offices, Zip Code)

Issuer’s telephone number: (913) 724-4106

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

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity as of December 31, 2006 was approximately $79,732,000.

State the number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2006:

common stock, par value $0.001 per share	63,986,889
(Class of common stock)	(Number of shares)

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Ethanex Energy, Inc.

In this Annual Report on Form 10-KSB, we make statements that are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. The words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and similar words, and future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), often indicate that a statement is a forward-looking statement. Items contemplating or making assumptions about potential or non-historic sales, market size, collaborations, trends or operating results also constitute forward-looking statements. None of these forward-looking statements are guarantees of future performance or events, and they are subject to numerous risks, uncertainties and other factors. Given the risks, uncertainties and other factors, you should not place undue reliance on any forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in Item 1 of this Annual Report under the heading “Risk Factors,” as well as elsewhere in this Annual Report. Forward-looking statements reflect our reasonable beliefs and expectations as of the time we make them, and we have no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated, or if the context clearly indicates otherwise, in this Annual Report we will use the terms “the Company,” “we,” “us,” and “our” to refer to Ethanex Energy, Inc.

Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

We are a development stage company that plans to engage in the business of producing fuel ethanol through the ownership and operation of ethanol plants. Our objective is to become one of the ethanol industry’s lowest-cost producers. We intend to market the ethanol we produce to refineries for use as a blend component in the U.S. gasoline fuel market. In addition, as a byproduct of our ethanol fuel operations, we intend to produce and sell dried distiller grains, which we refer to as DDG, and other commercially useful corn by-products. DDG are used in the manufacture of various animal feeds.

We believe that there is a significant market opportunity in the ethanol industry resulting from government mandated programs, increased public and governmental support for renewable fuels, cutbacks by refineries on the use of methyl tertiary butyl ether, which we refer to as MBTE, as a gasoline additive due to increased environmental and product liability concerns, and increasing public awareness of the benefits of ethanol as a gasoline additive (and an alternative to MTBE). We intend to address this market opportunity in part by:

▪	commercializing corn fractionation technology to take advantage of the economic benefits of fractionation in the ethanol production process;

▪	acquiring superior sites for the development of greenfield, state-of-the-art ethanol production facilities;

▪	acquiring ethanol plants during construction to take advantage of existing regulatory approvals and reduce the timeline for bringing our plants on line;

▪	aligning ourselves with existing producers to help them improve their efficiency using our technical expertise; and

▪	utilizing our management’s experience in the coal-fired electric utility sector for brownfield development of low-cost ethanol plants.

Our business plan calls for us to grow through new plant development, existing plant expansions and strategic acquisitions to the extent that we are able to expand, develop and acquire assets at costs that enable us to operate profitably. We expect that as a publicly traded ethanol company, we will be able to access capital at a lower cost than our privately-owned competitors and may be able to use our shares to acquire other ethanol producers in properly accretive transactions.

We expect to grow rapidly. Over the next five years we are seeking to reach an annual production capacity of over 500 million gallons of denatured, fuel grade ethanol per year through a combination of development and acquisition activities.

In the near term, our business plan calls for the development of corn-based ethanol operations in the corn producing regions of the Midwest. Over the longer term, we believe that our technological expertise and expansion strategies will enable us to move into cellulosic-derived ethanol operations, as well as to pursue broader geographic expansion both domestically and internationally.

We are managed by a team of professionals with significant sector-specific experience and knowledge in the energy industry. Our executive officers and directors have extensive experience in ethanol technology, ethanol plant design and construction, energy product development and project finance. Collectively they have decades of combined experience working with such industry leaders as TIC - The Industrial Company, Delta T Corporation, Iogen Corporation, CPC International, Inc., Westar Energy, Inc., Amax Coal West, James River Corporation and Duke Power Company. We intend to leverage this experience and our relationships within the ethanol and energy industries to execute our business plan.

Industry Overview

Demand for alternative fuels and ethanol in particular has never been greater. Based on data published by the Renewable Fuels Association, the industry trade group of ethanol producers, in 2006, 110 ethanol plants produced a record 4.9 billion gallons of ethanol, an increase of 25% from 2005 and 300% from 2000. The Renewable Fuels Association also reports that, at the end of 2006, there were 73 ethanol plants under construction and 8 were undergoing significant expansion. These plants are being built in 19 states and are expected add approximately 6 billion gallons per year of capacity by 2009.

Contributing factors to the current high interest in ethanol production are:

•	Federal and state energy policies;

•	high crude oil prices;

•	interests in reducing greenhouse gases;

•	legislative bans on the use of MTBE;

•	the August 2005 enactment of a renewable fuels standard (“RFS”) in the Energy Policy Act of 2005; and

•	national security concerns due to the country’s current reliance on imported crude oil.

According to the Renewable Fuels Association, in 2006, the U.S. ethanol industry contributed more than $41 billion to Gross Domestic Output, $6.7 billion to household income, nearly $2.7 billion to federal taxes and $2.3 billion to state and local taxes. It also increased average corn prices by about $0.20 per bushel and was responsible for more than 160,000 jobs in all sectors of the economy. In addition, ethanol displaced 170 million barrels of oil, at least 65% of which would have been imported, and reduced CO2 equivalent greenhouse gas emissions by approximately 8 million tons in 2006, the equivalent of taking more than 1.21 million vehicles off the road.

The ethanol industry is currently undergoing many changes that have been driven by increased demand and high input costs. In response to the strong demand, many new participants have entered the industry to develop ethanol capacity. This has contributed to shortages of construction materials and skilled labor, which has resulted in significantly higher construction costs and delays in completing plant construction. Due to the high costs of feedstocks and energy, new construction is generally of larger capacity plants to take advantage of economies of scale. In addition, there are numerous strategies being developed within the industry to achieve cost advantages compared to competition. Some of these strategies involve tactics such as the use of corn fractionation technology, locating facilities near ethanol consumption centers as opposed to being close to feedstock supplies, locating near cattle feedlots to reduce energy cost associated with the drying of DDGS (as defined below), replacing high cost natural gas with biomass energy as the energy source for an ethanol plant, backward integration into feedstock supply, and separation of DDGS components to increase by-product value.

Ethanol

Ethanol is ethyl alcohol or 200-proof grain alcohol. Denatured with 5% unleaded gasoline, fuel ethanol is a fuel component utilized to enhance gasoline performance properties and abate gasoline exhaust emissions. Because it is derived primarily from processing corn, an abundant agricultural commodity, ethanol is a renewable source of energy.

Ethanol is primarily used as a blend component in the U.S. gasoline fuel market. Refiners and marketers, including some of the major integrated oil companies and a number of independent refiners and distributors, have blended ethanol with gasoline to increase octane and reduce tailpipe emissions. According to the U.S. Department of Energy, refiners typically blend ethanol at 5.7% to 10.0% of volume in over 30% of the U.S. gasoline fuel supply. Ethanol blends of up to 10% are approved for use under the warranties of all major motor vehicle manufacturers and are often recommended. Major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors also permit the use of ethanol blends in their products. Ethanol is also used as the primary blend component for E85, a fuel blend composed of up to 85% ethanol. Although E85 represents an insubstantial portion of the U.S. gasoline supply, approximately 6 million vehicles on the road in the U.S. today are fitted to use E85 according to the National Ethanol Vehicle Coalition.

The primary uses of ethanol are:

▪
To enhance octane. Pure ethanol has an average octane rating of 113, compared to an octane rating of 86 to 91 for gasoline. Adding ethanol to gasoline enables refiners to produce greater quantities of suboctane fuel. Adding ethanol to finished regular grade gasoline produces higher octane midgrade and premium gasoline.

▪
As a clean air additive. Because ethanol contains 35% oxygen, approximately twice that of MTBE, ethanol results in more complete combustion of the fuel in the engine cylinder and in reduced tailpipe emissions and volatile organic compound emissions. Ethanol also displaces the use of some gasoline components like benzene, a known carcinogen. Undenatured ethanol is non-toxic, water soluble and quickly biodegradable.

▪
To extend fuel supplies. Much of the ethanol blending throughout the U.S. today is done for the purpose of extending the volume of fuel sold at the gas pump. Blending therefore reduces the amount of foreign crude oil and refined oil products consumed.

▪
To produce gasoline alternatives. Ethanol is the primary blend component in E85. The number of service stations that sell E85 has grown rapidly. As of March 2007, the U.S. Department of Energy stated that over 1,150 service stations in the U.S. were selling E85. Experience in Brazil suggests that E85 could capture a much greater portion of the U.S. market in the future. Vehicles must be specially equipped to use E85 fuel and, according to the National Ethanol Vehicle Coalition, approximately 6 million U.S. vehicles are so equipped. U.S. automakers receive incentives under federal fuel economy standards for producing vehicles that are equipped to use E85, typically referred to as Flexible Fuel Vehicles (“FFVs”). E85 is generally priced lower per gallon than gasoline because most FFVs experience some reduction in mileage when running on E85.

Demand for Ethanol

We believe the ethanol market will grow as a result of:

▪
Favorable economics. Under current market conditions, ethanol currently represents an economically attractive source of fuel. We believe that the cost of producing ethanol is now lower than the cost incurred by refiners to produce an equivalent volume of gasoline. This favorable balance should enable ethanol to grow not only as a strategic blend component, but also as an alternative fuel in the form of E85.

▪
The replacement of MTBE. MTBE was once the preferred oxygenate ingredient used by the petroleum industry in most reformulated gasoline. In recent years, as a result of health and environmental concerns, 25 states have banned or significantly limited the use of MTBE. Product liability concerns regarding MTBE increased following passage of the Energy Policy Act of 2005, which did not contain limitations on product liability claims relating to MTBE use. As a result, refiners are now expediting the phase-out of MTBE nationwide, creating additional demand for ethanol. As MTBE is replaced, ethanol is positioned to be the most likely substitute for MTBE because of its favorable production economics, high octane rating and clean burning characteristics.

▪
A shortage of domestic petroleum refining capacity. The U.S. Energy Information Administration (“EIA”) reports that the number of operable U.S. petroleum refineries has decreased from 319 in 1980 to 149 in 2006. The EIA also reports that although domestic refining capacity decreased approximately 5% from 1980 to 2005, domestic demand increased [21%] over the same period. The EIA expects growth in refining capacity to average 1.3% per year until 2025, with demand for refined petroleum products growing at 1.5% per year over the same period. Because ethanol is blended with gasoline after the refining process, it directly increases domestic fuel capacity.

▪
Geopolitical concerns. The U.S. is increasingly dependent on foreign oil. According to the EIA, crude oil imports represented [65%] of the U.S. crude oil supply in 2005 and are estimated to rise to 71% by 2025. Political unrest and attacks on oil infrastructure in the major oil producing nations have periodically disrupted the flow of oil. Fears of terrorist attacks have added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have increased their demand for oil. World oil prices topped $70 a barrel at times during 2005 and have averaged above $50 a barrel during 2006. As a domestic, renewable source of energy, ethanol reduces the U.S.’s dependence on foreign oil by increasing the availability of domestic fuel supplies. The Renewable Fuels Association calculates that in 2006 alone, the use of ethanol reduced the U.S. trade deficit by $11 billion by eliminating the need to import 170 million barrels of oil.

▪
Federally mandated renewable fuel usage—the renewable fuels standard. In August 2005, President Bush signed the Energy Policy Act establishing a nationwide renewable fuels standard that will almost double the use of ethanol, biodiesel and other renewable fuels by 2012. The RFS eliminated the mandated use of oxygenates and mandates levels of annual use of renewable fuels in the U.S. fuel supply. The RFS requires motor fuels sold in the U.S. to contain in the aggregate the following minimum volumes of renewable fuels in future years:

Year	Renewable Fuel Usage billion gallons per year (“BGY”)
2006	4.0
2007	4.7
2008	5.4
2009	6.1
2010	6.8
2011	7.4
2012	7.5

The RFS:

▪	provides that beginning in 2013, a minimum of 250 million gallons a year of cellulosic-derived ethanol be included in the RFS;

▪
provides refiners flexibility by creating a credit trading program that allows refiners to use renewable fuels where and when it is most efficient and cost-effective for them to do so. The credit trading program will result in lower costs to refiners and thus, consumers. RFS credits have a lifespan of 12 months. Under the credit system, every gallon of cellulosic-derived ethanol is equal to 2.5 gallons of renewable fuel;

▪
exempts small refineries (defined as facilities where the average daily crude oil throughput does not exceed 75,000 barrels per day) from the RFS program until January 1, 2011. Small refineries are able to opt in to the program and generate credits as do other refineries;

▪
requires annual studies on seasonal variations in renewable fuel use. Requires regulations to ensure that at least 25% of the annual renewable fuel obligations be met in each season should seasonal variations exist;

▪	protects consumers with a waiver provision in the event the economy or environment would be severely harmed because of the RFS;

▪	eliminates the reformulated gasoline (“RFG”) 2.0 wt.% oxygenate standard under the Clean Air Act, which had promoted the use of MBTE as a blend component;

▪	enhances the air quality performance standards established in the RFG program;

▪	creates grant and loan guarantee programs for cellulosic-derived ethanol; and

▪	creates grant and loan programs for ethanol produced from sugar.

We believe that in general the RFS provides us with a sound basis for believing that U.S. ethanol consumption will increase through 2012. During this period, however, it is likely that substantial amounts of ethanol derived from cellulose, biomass, and other organic materials other than corn will come to market, providing competition for corn-based ethanol production. It also is possible that the actual use of ethanol and other renewable fuels will surpass the mandated requirements, especially in the early years of implementation of the RFS.

Early in 2007, the American Coalition for Ethanol (“ACE”) has sponsored a bill in Congress, known as the “Biofuels Security Act of 2007,” to revise the current RFS schedule to achieve 10 BGY of ethanol by 2010 and 60 BGY of ethanol demand in the future when cellulose becomes cost-effective and technically feasible.  This bill may also require that all vehicles sold in the country be capable of using E85 by 2017 and that 50 percent of the service stations affiliated with major oil companies sell E85 by 2017 or sooner if possible.

More recently U.S. Senators Bingaman and Domenici of the Senate Committee on Energy and Natural Resources introduced the BioFuels for Energy and Security Act of 2007 (BEST) (S.987) which builds on the Energy and Policy Act of 2005 to create new renewable fuel standards (RFS) and promote their usage and development. The bill requires an increasing mandate for renewable fuel raising the RFS from 8.5 billion gallons in 2008 to 36 billion gallons in 2022. This bill differs significantly from alternative fuels legislation proposed by the White House recently. The White House proposal was for a 35 billion gallon alternative fuel mandate by 2017 including coal-to-liquids, and other fuels. BEST is limited to renewable bio-fuels made from feed grains and “advanced bio-fuels” not derived from feed grains. The BEST legislation provides a mandate of 18 BGY in 2016 of which only 3 BGY will be derived from advanced bio-fuels, clearly affirming the goal of producing 15 BGY from corn and other feed grain based bio-fuels.

Ethanol Supply

Production in the ethanol industry remains fragmented. According to the Renewable Fuels Association, although domestic ethanol production increased from 1.3 BGY in 1997 to 4.0 BGY in 2005 and 4.9 BGY in 2006, the top 10 producers accounted for approximately 45% of the industry’s total estimated production capacity as of December 2006. More than 100 smaller producers and farmer-owned cooperatives, most with production capacities of 50 million gallons per year (“MMGY”) or less, account for the remaining production capacity.

Since a typical ethanol facility can be constructed in approximately 14-18 months from groundbreaking to operation, the industry is able to forecast capacity additions for up to 18 months in the future. The Renewable Fuels Association currently estimates that at the end of 2006 there were 73 new ethanol facilities under construction and 8 expanding that will add an aggregate of 6.0 billion gallons of production by 2009. The Renewable Fuels Association also has reported that many other projects are in the planning, financing and permitting stages.

Although the ethanol industry continues to explore production technologies employing various feedstocks, such as other grains and various types of biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Consequently, most U.S. ethanol is produced from corn grown in the Midwest, where corn is abundant. In addition to corn, the production process employs natural gas or, in some cases, coal to power the facility and dry the distillers grains that is produced during processing. Proximity to sufficient low-cost corn and a natural gas supply provides a key competitive advantage for ethanol producers. Nevertheless, over the next several years, it is likely that the production of ethanol from cellulose will increase and it is possible that, because of the size of this untapped biomass resource, its cost as a feedstock for ethanol production will be less than the cost of corn. A joint study by the U.S. Departments of Agriculture and Energy has concluded that the U.S. land resources could produce a sustainable supply of biomass sufficient to displace 30% of the country’s current gasoline consumption.

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

Imports of fuel ethanol from foreign sources, principally Brazil, also affect overall supply and pricing. According to the Renewable Fuels Association, total foreign imports in 2006 amounted to approximately 672 MMGY, or approximately 14% of total current U.S. production. Foreign imports of ethanol are subject to a tariff and an ad valorem tax.  Nevertheless, prices of imported ethanol, including transportation costs, tariff and taxes, are still competitive with domestically produced ethanol. Furthermore, fuel ethanol imported from Jamaica, Trinidad, El Salvador, Costa Rica and 17 other nations is not subject to tariff and therefore reaches the U.S. at delivered prices below the current market.

The Ethanol Production Process

The production of fuel ethanol has historically evolved utilizing grain or sugar-based feedstocks. The process has been considerably refined in recent years. For grain based feedstocks, there are two basic production processes: dry milling and wet milling. The main difference between the two is in the initial treatment of the grain. According to the Renewable Fuels Association, 79% of U.S. ethanol production capacity is generated from dry-mill facilities and only 21% from wet-mill facilties.

Dry Milling

In dry milling, the entire corn kernel or other starchy grain is first ground into flour. The starch in the flour is converted to sugar, which is then converted to ethanol by means of fermentation. The fermentation process generally takes about 40 to 50 hours. The ethanol is concentrated to 190 proof using conventional distillation and then is dehydrated to approximately 200 proof in a molecular sieve system. The anhydrous ethanol is then blended with about 5% denaturant (such as natural gasoline) to render it undrinkable and thus not subject to beverage alcohol tax. It is then ready for shipment to gasoline terminals or retailers.

The other products of dry milling are carbon dioxide (which can be used to carbonate soft drinks and manufacture dry ice) and DDGS, which is widely used as livestock feed.

Dry Milling with Next Generation Fractionation Technology

In dry milling with fractionation, the corn kernel is separated into three distinct components in the fractionation process. These components are the bran or fiber, the germ and the endosperm, or starch component. The starch component is then converted to sugar which is then converted to ethanol using the same fermentation process as in dry milling.

Wet Milling

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

Ethanol Production Economics

Fundamental Drivers

Corn represents the single largest cost in ethanol production. Each bushel of corn yields approximately 2.8 gallons of denatured fuel ethanol. In the last few years before 2006, farmers have produced record corn crops, resulting in relatively low grain prices. In 2006, however, acres planted in corn and lower yields from drought conditions in parts of the Midwest did not meet the new demands for corn from the rapid increases in ethanol production. This relative shortage of supply caused corn prices to rise rapidly to levels significantly above historical norms. It is expected that acres planted in 2007, assuming a normal weather year, will be sufficient to meet the demands of the ethanol industry and corn prices will in 2007 return to more normal levels, albeit somewhat above historical averages. The National Corn Growers Association has stated there will be sufficient corn production to support 15 BGY of ethanol production, consuming approximately 30% of annual corn production. A volume of 15 BGY is approximately 10% of the projected annual U.S. gasoline consumption.

The second largest cost in ethanol production is the cost of energy for heating and drying during the production process. Most existing facilities use natural gas as their energy source, although some facilities use various biomass sources or coal. In recent years the cost of natural gas has escalated rapidly as a result of increasing petroleum prices and its price has become much more volatile. These conditions are expected to continue into the foreseeable future.

Despite the significance of the cost of corn and energy, the biggest driver of the economics of ethanol production is the price of ethanol. In early 2006 prices for ethanol increased to a 24-year high, with a low spread over spot prices for gasoline. During the year prices fell but are still above historical levels due to the high cost of oil. The U.S. average ethanol price has shown substantial correlation with the price of conventional gasoline over the last decade. In contrast, correlations with variables pertaining to ethanol production including corn and other agricultural commodities have been quite weak according to an article entitled “Corn based Ethanol Costs and Margins” by Sparks Companies, Inc. and Kansas State University. We expect that petroleum prices will have the largest impact in driving ethanol prices in the future. According to the U.S. Energy Information Administration’s Annual Energy Outlook 2006, oil prices are not likely to ease significantly in the coming quarter century.

Dried Distillers Grain with Solubles

Dried distillers grain with solubles (“DDGS”) grain is an important co-product of dry mill ethanol production. As discussed above, the dry mill ethanol production process uses only the starch portion of the corn, which is about 70% of the kernel. All the remaining nutrients - protein, fat, minerals, and vitamins - are concentrated into distillers grain, a valuable feed for livestock. DDGS is the form used by the cattle feed industry. The liquid that is separated from the mash during the distilling process, containing the “solubles,” is partially dehydrated into syrup, and then added back onto the distillers grain before drying to create DDGS. A bushel of corn weighs 56 pounds and will produce approximately 2.8 gallons of ethanol and 17 pounds of distillers grain.

DDGS is an important feedstock ration supplement for dairy cattle and beef cattle, and is suitable in small quantities as a protein supplement for swine and poultry. In 2006, over 85% of DDGS was fed to dairy cattle and beef cattle. Rations for ruminant feed (beef and dairy cattle) allow up to 40% of the mixture to be distillers grain. The feed is an economical partial replacement for corn, soybean meal, and dicalcium phosphate in livestock and poultry feeds.

Revenue from the sale of DDGS is an important element of the economics of ethanol production. Prices of DDGS tend to be correlated with the price of corn, but the price of DDGS can vary widely by geographic area and as a result of quality variations.

Our Business Strategy

We believe that current market conditions and ongoing legal and regulatory developments create a significant growth opportunity for the ethanol industry. Our business objective is to capitalize on this opportunity and to succeed in the ethanol industry by becoming one of the industry’s lowest cost producers. In the U.S., the ethanol industry is a highly competitive and evolving industry. We expect that, over time, industry rationalization will permit only those companies that create operating models enabling low-cost production to survive. Traditionally, the most important factor in accomplishing low-cost production has been the establishment of significant economies of scale, supplemented by programs to reduce up-front capital costs and other strategic initiatives to reduce ongoing operational costs. Our management team is experienced in implementing these kinds of cost advantages, but it has also identified the following strategies to accomplish our goals:

▪	commercialize corn fractionation technology to take advantage of the economic benefits of fractionation in the ethanol production process;

▪	acquire superior sites for the development of greenfield, state of the art ethanol production facilities;

▪	acquire ethanol plants during construction to take advantage of existing regulatory approvals and reduce the timeline compared to developing greenfield plants;

▪	align ourselves with existing producers to help them improve their efficiency using our technical expertise; and

▪	utilize our management’s experience in the coal-fired electric utility sector for brownfield development of low-cost ethanol plants.

During 2006, we focused our efforts primarily on opportunities to develop two potential greenfield sites and one potential brownfield site. We discuss these three development activities below in Item 6. Management’s Plan of Operation. We have had discussions with owners and developers of ethanol plants in operation and under development, but none of these discussions have resulted in business opportunities for us. We expect that in the near term our efforts will continue to be focused primarily on the existing new development opportunities that we have identified. Our ability to develop these projects and bring them to an operational stage, as well as to pursue and exploit other potential opportunities, is subject to substantial risk and uncertainty, including risks related to our ability to obtain necessary debt and equity financing on reasonable terms or at all, our ability to obtain required permits and other approvals, our ability to reach definitive agreements with our partners in the construction and operation of new plants, and our ability to operate new plants on a commercially successful basis. These and other risks that could adversely affect our ability to implement our business strategy successfully are discussed below under the heading “Risk Factors.”

Key elements of our business strategy include the following:

Fractionation Technology

As we develop or acquire ethanol capacity, we intend to focus on the use of corn fractionation technology, which we believe will enable us to operate plants on a low-cost basis. In virtually all of the existing dry mill corn ethanol plants, the corn is broken down using a hammer mill process. After the corn kernel has been crushed, all of the material from the kernel is then fed into the ethanol process. Approximately 17% of the kernel, consisting of the bran and the germ, has no benefit in the production of ethanol and actually increases the amount of energy used in the process. Fractionation is a process that separates the germ and the bran in a corn kernel from the endosperm. The endosperm contains the starch that is used to make ethanol. Fractionation leads to increased ethanol productivity and decreased ethanol production costs through increased plant output, decreased water use, decreased energy consumption, creation of a higher protein, higher value DDG, and the generation of additional corn by-products that can be further processed or consumed in a biomass boiler as a substitute for natural gas.

Development of New Greenfield Plants

We are actively pursuing the identification of sites for the construction of greenfield ethanol plants and currently have two sites under development. We have developed strict criteria for the selection of greenfield sites, which include:

▪	Plentiful corn supply;

▪	lack of nearby competitive ethanol facilities;

▪	adequate low cost water supplies;

▪	convenient access to natural gas and electricity;

▪	access to competing rail carriers or other transportation advantages;

▪	adequate size of the site to accommodate efficient plant layout; and

▪	room on the site for rail loops that can accommodate unit trains.

We have entered into agreements with two joint venture partners to pursue the development of two greenfield plants, one in southern Missouri and one in southern Illinois. These are discussed below in Item 6. Management’s Plan of Operation.

Acquisition of Projects in Development

We believe that there are over 100 ethanol production projects currently planned in the United States. We also believe that many of these projects are being developed by inexperienced developers without adequate knowledge of the market and cost structures or the capability to bring a plant to successful fruition, which may lead to these projects being offered for sale before their completion. Because of our management’s expertise in the construction of ethanol and other energy projects, we believe we would be uniquely suited to acquire these kinds of projects and successfully complete them. Since a typical ethanol plant can take from 14 to 18 months to complete, depending upon permitting delays or construction contingencies, we believe we would be able to enter the ethanol market sooner if were able to locate and acquire plants that were already substantially underway.

Acquisition of Expandable Existing Plants

Until recent years dry mill ethanol plants were constructed with capacities of 50 MMGY or less. As plants are currently being built with capacities of 100 MMGY or more and as new production technologies are evolving, we believe that these smaller plants will come under increasing competitive pressure. We believe that these plants will ultimately have to expand or adopt new technology in order to remain cost competitive. We think that fractionation technology will be an ideal solution to improve the cost structure of these mills. We intend to actively seek out opportunities with these producers to partner on the installation of fractionation technology as well as capacity expansions. We anticipate accomplishing this strategy through a flexible approach that could range from sales of fractionation technology to joint ventures to outright acquisitions.

Brownfield Utility Co-Location

Brownfield development refers to the co-location of a new ethanol plant adjacent to an existing utility plant. In general, ethanol plants require large amounts of energy to evaporate the water used in processing ethanol and to dry DDGS. The majority of plants producing ethanol today in the U.S. are fueled by natural gas which has increased dramatically in cost. In addition, the price of natural gas has become more volatile in response to volatility in petroleum prices. We intend to focus on co-location near existing coal-fired electric utility plants, as coal is currently a lower cost fuel than natural gas or oil and is not subject to the same price volatility. Most large coal-fired electrical utilities generate excess or waste steam that can be used to power an ethanol plant. We anticipate that the cost to purchase this excess steam will be significantly less than the cost of natural gas.

In addition to achieving significant reductions in energy cost, we also believe that co-locating our new ethanol plants near existing coal-fired electric utility plants will produce the following benefits and advantages:

▪	established railroad infrastructure for shipping ethanol and distillers grain and receiving feedstock ;

▪	water availability for use in processing;

▪	reduced cost for electrical supply;

▪	existing industrial zoning, thereby reducing start-up costs and delay; and

▪	expedited or minimal permitting risk based on existing utility permits and relatively low emissions from the ethanol plant as a result of purchasing waste steam.

We are currently pursuing one opportunity to develop a brownfield location in Kansas, as discussed below in Item 6. Management’s Plan of Operation.

Marketing and Sales

Initially, we plan to utilize the services of nationally recognized third-party traders for the sales of both ethanol and DDG. After an extensive period of investigation of various marketing firms, we have entered into an arrangement with Eco-Energy, Inc. whereby Eco-Energy will market all of our ethanol. These arrangements will not go into effect until we begin producing ethanol. Ethanol trading is the largest part of Eco-Energy’s commodity trading business and they maintain excellent relationships with ethanol producers and major ethanol end users. Eco-Energy is known as one of the leading marketing companies in the ethanol industry. Ethanol is a true commodity, however, and as a result is subject to commodity supply and demand cycles as well as cycles in the gasoline or petroleum industries. Individual companies cannot directly impact the price they will receive for ethanol, but opportunities do exist to manage net prices through targeted marketing, long-term contracts or taking advantage of freight efficiencies.

The DDG produced by fractionation technology is anticipated to be superior to the DDGS produced in conventional ethanol plants. The fractionated DDG is higher in protein and lower in fiber and fat compared to conventional DDGS and has excellent physical handling characteristics. We are currently developing our marketing plans for this DDG and other fractionated corn by-products and expect these programs to result in higher sales prices. Prior to commencing production, we intend to enter into arrangements with nationally recognized traders in order to sell our DDG and other corn by-products, but no such arrangements exist today. The market for DDGS is a commodity market that primarily serves the cattle and dairy industries as a substitute for corn. As a result the price received for DDGS animal feed is generally correlated to corn prices, but there can be wide variations in price due to quality differences and distance from end markets. We believe that our DDG will be able to serve the swine and poultry markets as well as the cattle and dairy markets, which should give it additional price stability.

Over time, we expect to hire executives and staff that are experienced in commodity sales to enhance our ability to optimize the marketing and sales of our ethanol and DDG.

Raw Material Supply, Pricing and Hedging

Corn Procurement

As the ethanol industry continues its rapid growth there is increasing competition for corn feedstocks. The ability to obtain adequate supplies of corn is dependent upon many factors, including the number and capacity of local suppliers, storage and transportation infrastructure, the presence of nearby competitors for the purchase of corn, agricultural yields, weather and global demand patterns. A critical criteria for developing or acquiring an ethanol plant is determining that local factors will have minimum risk. Most experts estimate that adequate corn will be produced in the U.S. to support 15 BGY of ethanol production, an amount that is roughly three times 2006 production levels. Corn prices have increased dramatically at the end of 2006 as a result of ethanol demand coupled with lower than expected production of corn. Substantially increased plantings anticipated in the spring of 2007 are expected to mitigate the current high prices, although the United States Department of Agriculture estimates that the long-term trended price for corn will be $3.40 per bushel as compared to the past 50 year average of approximately $2.50 per bushel. Although corn is likely to continue to fluctuate widely depending upon normal agricultural cycles, we believe that we will be able to acquire all the corn we need at prices that will enable us to be profitable and competitive in the ethanol business.

We have currently entered into corn origination arrangements with Consolidated Grain and Barge Company (“CGB”) whereby they will procure corn for the sites we are working to construct in southern Missouri and southern Illinois. CGB is one of the largest purchasers of corn in the US and they have excellent collection and storage facilities near our sites. These agreements are not effective until our Company begins to produce ethanol. We are currently in discussions with FC Stone, Inc., a nationally known grain trading company, to perform corn origination for the site under development in eastern Kansas, but no agreements are currently in place.

Natural gas procurement

Although we intend to generate most of our power requirements through the use of biomass boilers that utilize corn by-products or the purchase of waste steam from coal fired utilities, all of our facilities will also have the capacity to consume natural gas. To the extent our plants consume natural gas, we may also be subject to market risk with respect to relatively high natural gas prices and volatile market conditions. Natural gas prices and availability are affected by weather conditions, supply infrastructure, petroleum price cycles and overall economic conditions. Accordingly, we may hedge a portion of our exposure to natural gas price risk from time to time by using fixed price or indexed exchange-traded futures contracts.

Hedging strategy

As discussed above, we are in a commodity fuel business for which our two largest categories of production cost-corn and natural gas (or other fuel sources)-are also purchased commodities. In addition to the commodity price risks of each element of price, the ethanol industry has an added complexity and risk. This risk arises because there is not a strong correlation between the price movements of the ethanol finished product and the price movements of it production inputs. Although there are large and liquid markets for the purchase of various derivatives or other financial instruments for the hedging of corn and natural gas, a futures market for ethanol has not yet developed. As a result it is not possible to enter into totally predictable hedging strategies to stabilize earnings or protect product margins. To help us manage these complex commodity risks we have engaged FC Stone Group, Inc. as a risk management advisor.

We may seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn contracts. We may also:

▪	purchase corn through spot cash, fixed-price forward and delayed pricing contracts; and

▪	utilize hedging positions in the corn futures market with options, caps, puts and calls, and collars to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

To the extent that we become a major consumer of natural gas, we plan to use all available hedging techniques to mitigate price increases and volatility.

Although there is currently no effective way to directly hedge ethanol prices, ethanol is highly correlated with the price movements of regular gasoline, which does have a deep and liquid futures market. It is possible that we may establish from time to time an unleaded gasoline hedge position using exchange-traded futures to reduce our exposure to unleaded gasoline price risk that may be translated into ethanol volatility.

Competition

The ethanol market is highly competitive. According to the Renewable Fuels Association, world ethanol production rose to 13.5 billion gallons in 2006. Non-U.S. ethanol accounted for 61% of world production. The U.S. and Brazil are the world’s largest producers of ethanol. As of December 2006, industry capacity in the U.S. approximated 5.5 BGY, with an additional 6.1 BGY of capacity under new construction or expansion of existing facilities. The ethanol industry in the U.S. consists of more than 110 production facilities and is primarily corn based, while the Brazilian ethanol production is primarily sugar cane based.

According the Renewable Fuels Association, the top 10 U.S. producers currently account for 45% of the ethanol production capacity in the U.S. as follows:

Current capacity (as of December 31, 2006)	MMGY	Number of plants	Share of the market
Archer Daniels Midland	1,070	7	19.47%
US Bio Albert City	250	1	4.55
Verasun Energy Corp	230	2	4.18
Hawkeye Renewables, LLC	220	2	4.00
Aventine Renewable Energy, LLC	207	2	3.77
Cargill, Inc.	120	2	2.18
Abengoa Bioenergy Corp.	110	2	2.02
New Energy Corp	102	1	1.86
Global Ethanol/Midwest Grain Processors*	95	1	1.73
MGP Ingredients, Inc.	78	1	1.42

*	Farmer-owned

The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. If we follow our current business plan, we will compete with our competitors primarily on a national basis.

We believe that our ability to compete successfully in the ethanol production industry depends on many factors, but we are principally relying on our strategy to be among the lowest-cost producers.

With respect to DDG, we are likely to compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe that we will be able to successfully compete based on our product's unique protein content, handling characteristics, proximity to purchasers and quality.

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

State Legislation.

In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes. We expect that ethanol will continue to replace future MTBE volumes that are removed from the fuel supply.

Federal tariff on imported ethanol.

In 1980, Congress imposed a tariff on foreign produced ethanol, made from cheaper sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in 2007 (unless extended).

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development, we believe that imports from the Caribbean region will continue, subject to the limited nature of the exemption.

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

Environmental Matters

Because we plan to operate ethanol production facilities, we will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. In August 2006, we entered into an agreement with Natural Resource Group, Inc., of Minneapolis, Minnesota. Natural Resource Group, Inc., is an environmental consulting firm, to assist us in the permitting process.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may become responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. In that case we may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

In addition, if we become the owner or operator of any ethanol production facilities, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require our Company to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at its current and future environmental laws and regulations (and related interpretations); more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Air emissions from ethanol production are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we may come to own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility operated by our Company is authorized to emit hazardous air pollutants above the threshold level, then it would be required to comply with the NESHAP related to its production process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters by September 13, 2007. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit the operating flexibility that we expect to achieve. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting ethanol and, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we plan to secure and maintain insurance coverage against some, but not all, potential losses. The coverage it plans will include physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. Even if our insurance is adequate and customary for our industry, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Our ability to secure coverage is dependent on the availability of insurance. If we are unable to procure adequate insurance, we may not be able to obtain financing or otherwise execute our business plan.

General Corporate Matters

Ethanex Energy, Inc. is a Nevada corporation incorporated on November 4, 2004. Until August 2006, our corporate name was New Inverness Explorations, Inc. We changed our name to Ethanex Energy in September 2006 at the time of our merger with Ethanex Energy North America, Inc. (“EENA”).

On September 1, 2006, we, along with one of our wholly owned subsidiaries, Ethanex North America Acquisition Corporation (“Acquisition Corp.”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with EENA. Pursuant to the Merger Agreement, Acquisition Corp. was merged with and into EENA, with EENA surviving the merger. At the effective time of the merger, all of EENA’s then outstanding shares of class A and class B common stock were exchanged for a total of 46 million shares of our common stock. The holders of EENA’s class A common stock received an aggregate of 26 million shares of our common stock, and the holders of EENA’s class B common stock received an aggregate of 20 million shares of our common stock. In addition, all of EENA’s outstanding, unexercised options and warrants were converted into options and warrants exerciseable for shares of our common stock. Our pre-merger shareholders retained 14 million shares of our common stock (after giving effect to the split off transaction described below).

At the closing of the merger, we split off another wholly-owned subsidiary, New Inverness Leaseco, Inc. (“Leaseco”), through the sale of all of the outstanding capital stock of Leaseco to two of our former executive officers. We executed a Split Off Agreement with Amanda Lamothe and Luke Willis, and we received 10 million shares of our common stock from Ms. Lamothe and Mr. Willis in exchange for the stock of Leaseco.

As a result of the merger and the split-off, the business of EENA became our entire business. In addition, the former shareholders of EENA acquired a controlling interest in our company as a result of the merger.

Immediately prior to the merger (and as a condition to the completion of the merger), EENA completed a private placement of 20 million units of securities. Each unit consisted of one share of class B common stock of EENA and a five-year warrant to purchase one share of class B common stock of EENA. The per share exercise price of the warrants was $1.50. The investors in the placement collectively purchased 20 million units for total consideration of $20 million. In the merger, each share of class B common stock was converted into one share of our common stock, and the warrants became exercisable for shares of our common stock at a per share exercise price of $1.50. Louis W. Zehil, who was a partner at law firm of McGuireWoods LLP, acted as outside counsel to EENA in connection with this private placement. At the time, he also was the corporate secretary of EENA. Mr. Zehil served as our outside counsel and our corporate secretary from September 2006 to February 2007.

In February 2007, we learned that Mr. Zehil had become the focus of both an SEC investigation and a criminal investigation by the US Attorney for the Southern District of New York in connection with alleged violations of the antifraud and registration provisions of the federal securities laws, as well as various other alleged civil and criminal law violations, all relating to actions he is alleged to have taken in connection with shares that he acquired in the private placement. According to a complaint filed by the SEC in February 2007, two entities controlled by Mr. Zehil, Strong Branch Ventures IV LP (“Strong”) and Chestnut Capital Partners II, LLC (“Chestnut”), each purchased 750,000 units in that private placement transaction. In the subscription agreements for the private placement, Strong and Chestnut agreed that the shares they received (including shares received on the exercise of the warrants) would be issued with restrictive legends and would not be freely tradeable until we filed a registration statement and the SEC declared it effective (or until resale was permitted pursuant to an applicable exemption from the registration requirements of applicable securities laws, such as Rule 144 adopted under the Securities Exchange Act of 1934). (This same restriction applied to all other shares received in the private placement by all other investors ) In its complaint, however, the SEC has alleged that, acting as counsel for our company, Mr. Zehil sent an opinion letter to our transfer agent directing the transfer agent to issue shares to Strong and Chestnut without a restrictive legend. According to the SEC complaint, almost immediately after Mr. Zehil received these purportedly unrestricted shares, he deposited them into securities trading accounts and sold them to the public in violation of the securities laws. According to the SEC complaint, Mr. Zehil may have generated over $8 million dollars in illicit profits from sales of our common stock. According to the SEC complaint, Mr. Zehil engaged in a similar fraudulent scheme with respect to six other public companies represented by McGuireWoods LLP.

We are in the process of conducting an internal inquiry into these matters. For a discussion of potential risks to our Company as a result of Mr. Zehil’s actions, see the discussion below under the heading “Risk Factors,” beginning on page 17.

Employees

As of December 31, 2006, we had approximately 11 full time employees and 2 part time employees who are responsible for companywide management, marketing, project management, logistics and administration. All of these employees are located in the U.S. None of our employees is covered by a collective bargaining agreement. We have experienced no labor-related work stoppages, none of our employees is represented by a labor union and we believe that we have positive relations with our employees.

RISK FACTORS

Investing in our common stock is highly speculative and involves a high degree of risk. Only those investors who can bear the risk of loss of their entire investment should invest in our common stock. Prospective investors should carefully consider the following risk factors in evaluating an investment in our Company.

Risks Related to our Business

Our Company has no operating history as a producer of ethanol or dried distillers grain (“DDG”).

We have no operating history in our contemplated ethanol production business and, to date, have not earned any revenues. Accordingly, it may be difficult for investors to evaluate our business prospects.

Our business is dependent on the implementation of our business plan, including our ability to make future investments. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits. There is no assurance that investors will not lose their entire investment.

Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to our potential inability to:

▪	effectively manage our contemplated business and operations;

▪	recruit and retain key personnel;

▪	successfully create and maintain the low-cost structure we envision as we expand the scale of our business;

▪	manage rapid growth in personnel and operations;

▪	develop new products that complement our contemplated business; and

▪	successfully address the other risks described throughout this Annual Report.

If we cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer.

Our ability to execute our business plan depends on conditions, the satisfaction of which are not under our control.

Our ability to successfully execute our business plan depends on the satisfaction of several conditions. Our ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

▪	reaching definitive agreements for the development, construction and operation of the contemplated facilities or, if a contemplated facility is not feasible, one or more other sites;

▪	entering into satisfactory agreements for the acquisition of existing, operational ethanol production facilities;

▪	entering into satisfactory agreements for the expansion of existing ethanol facilities that we may be able to acquire;

▪	obtaining all required permits and consents from third parties for our anticipated acquisition and expansion of existing facilities, as well as for the future operation of those facilities;

▪
entering into satisfactory agreements to acquire or otherwise participate in planned ethanol production facilities which may or may not have sufficient permits and consents at the time of acquisition; and

▪
entering into satisfactory agreements, on either a spot market or forward basis, for the sale of our ethanol production or the purchase of feedstock, natural gas and other materials or services needed for operation.

Since we have yet to begin full operation as a business, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions. Furthermore, to achieve satisfaction, it is likely that we will be required to raise substantial additional amounts of capital, including equity capital. The amount and timing of raising new capital will depend upon the number and size of projects that are actually developed. The terms on which such equity capital may be raised, if available at all, may be dilutive and otherwise disadvantageous to our existing stockholders.

The results of operations, financial position and business outlook of our planned business are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies. Accordingly, any results of our contemplated business could fluctuate substantially.

Anticipated results may be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol, and unleaded gasoline.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply ethanol or purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks. See “—Raw Material Supply, Pricing and Hedging” on page 12.

Our contemplated business is likely to be highly sensitive to corn prices and we generally will be unable to pass on increases in corn prices to our customers.

The principal raw material we expect to use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our contemplated business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, it is unlikely that we will be able to pass along increased corn costs to customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1996 through 2005, corn prices (based on the Chicago Board of Trade, or “CBOT”, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors all influence the price of corn. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of corn are difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, ethanol producers may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require our Company to suspend our contemplated operations until corn becomes available at acceptable terms, which would have a material adverse effect on our profits and revenues, thus affecting our financial position. The price paid for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

The spread between ethanol and corn prices can vary significantly, and the recent high levels of these spreads are unlikely to remain.

The gross margin of our anticipated business depends principally on the spread between ethanol and corn prices. During the five-year period from 2001 to 2006, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.94 per gallon to a high of $2.76 per gallon. In recent periods, the spread between ethanol and corn prices has been at a historically high level, driven in large part by high oil prices and relatively low corn prices. During 2006, however, this spread fluctuated widely because of the unusual fluctuations in oil prices, the unexpected curtailment of MTBE production, rapid expansion of the ethanol industry and lower than expected corn production. Because of industry and global economic conditions these types of fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our anticipated results of operations and financial position.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we may use in our anticipated manufacturing process.

Our contemplated business may rely upon third parties for supplies of coal or natural gas or both, which are consumed to provide energy for the manufacture of ethanol. The prices for and availability of coal and natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of coal and natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in coal and natural gas prices or changes in coal and natural gas costs relative to natural gas costs paid by competitors could adversely affect our anticipated results of operations and financial position. The price fluctuations in natural gas prices over the six-year period from December 31, 2000 through December 31, 2006, based on the NYMEX daily futures data, has ranged from a low of $1.83 per MMBTU in 2001 to a high of $13.91 per MMBTU in 2005.
Fluctuations in the selling price and production cost of gasoline may reduce our anticipated profit margins, if profits are achieved.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our anticipated results of operations and financial position may be materially adversely affected if gasoline demand or price decreases. Historically, the price of a gallon of gasoline has been lower than the cost to produce a gallon of ethanol. In addition, some of the sales contracts into which we may enter may provide for pricing on an indexed basis, so that the price we may receive for products sold under these arrangements will be adjusted as gasoline prices change.

Our anticipated business will be subject to seasonal fluctuations.

Our anticipated operating results are likely to be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and coal or natural gas or both, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with our indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our results over time.

  Industry conditions may limit our ability to develop our projects in accordance with our strategies.

Since many new ethanol construction and expansion projects are currently underway, existing ethanol industry resources are in short supply. There are only a few experienced ethanol plant construction contractors, all of which are generally booked for two years in advance or more. In addition, currently there are many industrial projects requiring substantial numbers of construction craft workers. The volatility of stainless steel, copper, and other commodities used in the construction of ethanol plants makes ethanol plant construction contracting difficult at best. We plan to seek out contractors both inside and outside the ethanol industry to provide construction services either by way of the direct hire of necessary crafts or the management of smaller local subcontractors with a craft following. In addition, we expect to begin procuring long lead equipment and materials required with a view to maintaining the shortest construction schedules possible. Despite our efforts, however, we may not be able to secure the services of contractors that are capable of providing us with the required services or are willing to provide those services on acceptable terms. Similarly, we cannot be certain that we will be able to procure equipment and materials on the terms that we currently envision or on any terms. As a result, our ability to commence, continue or complete construction or expansion of the contemplated facilities may be severely limited and we may not be able to achieve our business goals.

If we engage in hedging transactions and other risk mitigation strategies, those strategies could harm our financial results.

It is possible that, in an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we will enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The price of unleaded gasoline also affects the price we receive for our ethanol under indexed contracts. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements, if entered into, will also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. If we do hedge, we may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

We may be substantially dependent on one or two facilities, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial losses.

Most of our anticipated revenues are and will continue to be derived from the sale of ethanol and the related co-products that we plan to produce. Once commenced, our anticipated operations may be subject to significant interruption if any of our facilities experience a major accident or are damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The insurance that we plan to obtain, if obtained, may not be adequate to fully cover the potential operational hazards described above.

We may not be able to implement business plan for acquisition and expansion as planned or at all.

We plan to grow our contemplated business by investing in new or existing facilities. We believe that there is increasing competition for suitable sites. Therefore, we may not find suitable additional sites for construction of new facilities or other suitable expansion opportunities.

We may need financing to implement our business strategies and we may not have access to the funding required or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. In addition, as described on page 15 under “—Environmental Matters,” federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on the results of our contemplated operations and financial position. Our contemplated expansion plans may also result in other unanticipated adverse consequences, such as diverting management’s attention from our existing operations.

Our anticipated construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms, and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Accordingly, we may not be able to implement our acquisition or expansion strategy as planned or at all. We may not find additional appropriate sites for new facilities and we may not be able to finance, construct, develop, or operate these new or expanded facilities successfully.

Potential future acquisitions could be difficult to find and integrate, disrupt business, dilute stockholder value, and adversely affect financial results.

As part of our business strategy, we plan to consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure.

Acquisitions involve numerous risks, any of which could harm our contemplated business, including:

▪
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

▪	difficulties in supporting and transitioning customers, if any, of the target company or assets;

▪	diversion of financial and management resources from existing operations;

▪	the price paid or other resources devoted may exceed the value we realize, or the value to be realized if we had allocated the purchase price or other resources to another opportunity;

▪	risks of entering new markets or areas in which we have limited or no experience;

▪	potential loss of key employees, customers and strategic alliances from our contemplated business or the business of the target;

▪	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and

▪	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our contemplated operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our contemplated operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

▪	additional rail capacity;

▪	additional storage facilities for ethanol;

▪	increases in truck fleets capable of transporting ethanol within localized markets;

▪	expansion of refining and blending facilities to handle ethanol; and

▪	growth in service stations equipped to handle ethanol fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our contemplated products, impede our delivery of those products, impose additional costs on us, or otherwise have a material adverse effect on our results of contemplated operations or financial position. Our contemplated business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity.

According to the Renewable Fuels Association, domestic ethanol production capacity has increased from 1.9 BGY as of January 2001 to an estimated 5.5 BGY at December 31, 2006. During March and April 2006 ethanol was produced at record and near-record levels of 392.2 million gallons and 363.6 million gallons. The Renewable Fuels Association estimates that, as of December 31, 2006, approximately 6 BGY of additional production capacity is under construction. According to the Renewable Fuel Association, at the end of 2006, 110 ethanol refineries were in production, 73 were under construction and 8 were expanding. Excess capacity in the ethanol industry could have an adverse effect on our contemplated results of operations, cash flows, and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

We may not be able to compete effectively in the U.S. and international ethanol industries.

In the U.S., our contemplated business would compete with other corn processors, ethanol producers and refiners. As of December 31, 2006, the top 10 producers accounted for at least 45% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association.

A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we plan to have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of our contemplated operations and financial position.

The ethanol industry also includes increasing competition from international suppliers. Although there is a $0.54 per gallon tariff (which is scheduled to expire in 2009) on foreign produced ethanol that is approximately equal to the blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

Any increase in domestic or foreign competition could result in reduced ethanol prices. As a result, we could be forced to take other steps to compete effectively, which could adversely affect the results of our contemplated operations and financial position.

The U.S. ethanol industry is highly dependent upon federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect the results of our contemplated operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on the results of our contemplated operations and financial position. The cost of producing ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on the results of our contemplated operations and financial position.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2009. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.

The effect of the renewable fuels standard in the recent Energy Policy Act is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the renewable fuel standard, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on the results of our contemplated operations and financial condition.

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

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on the results of our contemplated operations.

Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Energy Policy Act, determines that implementing the requirements would severely harm the economy or the environment of a state, a region of the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on the results of our contemplated operations and financial condition.

Our business may be adversely affected by environmental, health and safety laws, regulations and liabilities.

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

Furthermore, upon effecting our plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to ethanol operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.

The hazards and risks associated with producing and transporting ethanol and DDG (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of our contemplated operations and financial position.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our contemplated operations and results.

We are dependent upon our officers, including our Chief Executive Officer, Chief Operating Officers, and Executive Chairman, for implementation of our proposed expansion strategy and execution of our contemplated business. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our contemplated business objectives.

Our contemplated competitive position, financial position and results of operations may be adversely affected by technological advances.

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on our contemplated business, because the facilities we contemplates acquiring are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of our operations and financial position.

We may have liabilities arising from our prior business.

On September 1, 2006, we acquired the business operations of EENA pursuant to a merger and discontinued our previous business. Although we conducted due diligence with respect to the former business, there is a risk that we could be liable for liability arising from prior business. The merger agreement contains a limited stockholder post-closing adjustment to the number of shares of common stock issued to the pre-merger EENA stockholders as a means of providing a remedy for breaches of representations made in the Merger Agreement by us, including representations related to undisclosed liabilities, however, there is no comparable protection offered to our investors. Any such liabilities may survive the Merger and could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 3 of our audited financial statements for the period ended December 31, 2006, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2006 was $6,654,000.  Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our operations must begin to provide sufficient revenues to improve our working capital position. If we are unable to become profitable and cannot generate cash flow from our operating activities sufficient to satisfy our current obligations and meet our capital investment objectives, we may be required to raise additional capital or debt to fund our operations, reduce the scope of our operations or discontinue our operations. We may not be able to raise necessary equity or debt financing on acceptable terms or at all.

If we are unable to successfully apply corn fractionation technology to ethanol production, our ability to generate revenues and profits may be impaired.

We believe that the application of corn fractionation technology to ethanol production will lead to increased ethanol production and decreased ethanol production costs. Currently, corn fractionation technology has not been successfully applied to ethanol production. We believe that, in collaboration with other technology providers, we will be able to successfully apply corn fractionation technology to the production of ethanol; however, we cannot be certain that we will be successful in our efforts. If we are not successful in commercializing corn fractionation technology, our ability to generate revenue and profits is likely to be impaired.

Our investments in joint ventures are subject to risks beyond our control.

We have begun to make, and in the future expect to continue to make, significant investments in joint ventures. By operating a business through a joint venture, we have less control over the operating decisions than if we were to own the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors, who may not agree with our ideas.

We may need substantial additional funding, and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our plant production plans or commercialization efforts.
To successfully implement our business plan, we will need to raise substantial additional capital to:

▪	build production facilities;

▪	commercialize our corn fractionation technology; and

▪	fund our operations generally

Our future funding requirements will depend on many factors, including:

▪	our ability to find favorable sites for our production facilities;

▪	our ability to obtain all necessary environmental and other permits;

▪	securing acceptable terms from electric utilities;

▪	the timing of regulatory approvals from electric utility boards;

▪	the cost and timing of establishing sales, marketing and distribution capabilities;

▪	the rate of market acceptance of our corn fractionation technology;

▪	the effect of competing products and market developments;

▪	any revenue generated by sales of our future products; and

▪	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We cannot predict when (if ever) our operations will generate sufficient cash to fund our capital investment requirements. Until such time, we will be required to finance our cash needs through public or private equity offerings, debt financings or joint venture (or similar collaborative) arrangements, and through grants.

Additional capital may not be available to us on favorable terms or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, will result in interest payment obligations and is likely to involve restrictive covenants and the imposition of liens on our assets. Examples of such restrictive covenants include limitations on our ability to:

▪	incur additional debt or liens on any of our assets;

▪	dispose of our property; and

▪	make dividend payments or distributions to our stockholders or enter into certain transactions that would result in a change in control.

Any additional debt or equity financing that we raise may contain other terms that are not favorable to us or our stockholders.

If we enter into joint venture (or similar) arrangements with third parties, we may need to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Because all of these activities require the involvement of third parties and are subject to changes in economic and capital market conditions, our ability to secure needed financing or reach agreements with desirable venture partners is subject to substantial risks and uncertainties that are outside of our control. If we are unable to raise adequate funds or reach agreements with suitable joint venture partners, we may have to delay, reduce the scope of, or eliminate some or all of, our development programs or liquidate some or all of our assets.

Risks Related to Our Common Stock

Shares of ethanol companies that trade in the public markets may be overvalued.

Recently, a number of ethanol companies have entered the public markets. As a result of the continuing influx of the shares of these companies and the levels at which they trade in comparison to the current earnings of these companies, the volatility of the price of our shares may be greater than otherwise. Moreover, adverse movement in the market price of shares of other ethanol producers may adversely affect the value of our shares for reasons related or unrelated to Company’s contemplated business. The presence of these competitive share offerings may also make it more difficult for our current stockholders to resell their shares in the public markets.

Because the Company became public by means of a reverse merger with an existing company, we may not be able to attract the attention of major brokerage firms and, as a public company, will incur substantial expenses.

Additional risks may exist since the Company became public through a “reverse merger.” No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our Company in the future.

As a result of the merger, our Company is publicly-traded and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately-held and had not entered into the Merger. In addition, we will incur substantial expenses in connection with the preparation of the Registration Statement and related documents with respect to the registration of the shares issued in the Offering. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Failure by our Company to comply with the federal securities laws could result in private or governmental legal action against our Company and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. In addition, since the common stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of the common stock in the public market following the merger could harm the market price of our common stock. As additional shares of the common stock become available for resale in the public market pursuant to the registration of the securities, and otherwise, the supply of the common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders, and their affiliates control a significant percentage of our outstanding common stock. If these stockholders act together, they will be able to exert significant influence over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on the common stock in the foreseeable future.

We may not be able to effectively manage our growth.

If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

▪	meet our capital needs;

▪	expand our systems effectively or efficiently or in a timely manner;

▪	allocate our human resources optimally;

▪	identify and hire qualified employees or retain valued employees; or

▪	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations, our financial results could be adversely affected.

Risks Related to Potential Litigation

Our former corporate secretary and outside counsel has been named as a defendant in civil and criminal lawsuits relating to trading in our common stock that have been brought by the Securities and Exchange Commission and the U.S. Attorney’s Office.

In February 2007, we learned that our former outside legal counsel, Louis W. Zehil, who at the time was a partner at the law firm McGuireWoods LLP, and who was our corporate secretary until February 22, 2007, had been named a defendant in a civil lawsuit by the SEC for violations of the antifraud and registration provisions of the federal securities laws. Mr. Zehil also was named a defendant in a criminal proceeding brought by the U.S. Attorney for the Southern District of New York involving similar matters. Both of these lawsuits relate to actions Mr. Zehil is alleged to have taken to trade shares of our common stock.

Persons who purchased shares directly from Mr. Zehil may have a rescission right against Mr. Zehil. Such persons also may try to claim that this rescission right extends to the Company. One or more of the investors in the September 2006 private placement, in which Mr. Zehil acquired the shares that he subsequently is alleged to have sold improperly, may also try to claim a rescission right based upon Mr. Zehil’s conduct. It is also possible that one or more of our stockholders could claim that they suffered a loss and attempt to hold the Company responsible. We also may incur significant legal and other costs in connection with our internal investigation of this matter, any litigation we may become involved in and/or our cooperation with the SEC. While we do not expect to have any liability for Mr. Zehil’s actions, if we were to be named as a defendant in lawsuits relating to these matters, and if a material judgment were rendered against us, our business and financial condition could be materially and adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 14500 Parallel Road, Suite A, Basehor, Kansas 66007, and our phone number is (913) 724-4106. We currently lease this space at a base annual rate of $11,100, or $925 per month. The lease expires on July 17, 2007, but there is a renewal option which we intend to exercise. The offices are suitable to accommodate our current space requirements.

We have also agreed to lease an additional executive office located at Suite #18, N. Adger’s Wharf Charleston, South Carolina 29401 which commenced on November 1, 2006. In the initial year of the lease, the annual rent is $18,590, or $1,549 per month. The lease terminates on October 31, 2011.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve our Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “EHNX.OB.” Prior to September 5, 2006, there was no bid history for our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid information for our common stock for each quarter since September 5, 2006, so far as information is reported, through December 31, 2006, as reported by the National Association of Securities Dealers’ composite feed, are as follows:

	High	Low
2006
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$4.60	$2.00
Fourth Quarter	$4.85	$1.51

 Shareholders

As of December 31, 2006, there were approximately 157 holders of record of shares of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on the common stock. We intend to retain earnings, if any, to support the development of our business and therefore we do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,100,000	$1.32	—
Equity compensation plans not approved by security holders	2,020,000	$2.25	4,018,111
Total	3,120,000	$1.92	4,018,111

On September 1, 2006, our board of directors and stockholders approved and adopted our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan was terminated by the board of directors on December 1, 2006, and the board of directors adopted the Omnibus Equity Incentive Plan of the Company (the “Omnibus Plan”). The Omnibus Plan is intended to promote our interests by attracting and retaining exceptional employees, consultants, and directors, and enabling plan participants to participate in our long-term growth and financial success. Under the plan, we may grant non-qualified stock options and restricted stock awards, which are restricted shares of common stock . Incentive awards may be granted pursuant to the plan for 10 years from the date of the plan’s inception. The Omnibus Plan has not yet been approved by shareholders and is expected to be submitted for approval at our next shareholder’s meeting.

 We reserved a total of 7,500,000 shares of our common stock for issuance under the Omnibus Plan. If an incentive award granted under the plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the plan. Before the termination of the 2006 Equity Incentive Plan, there were outstanding options to acquire 1,100,000 shares of our common stock, which continue to be outstanding. Additionally, our board of directors has approved  non-qualified stock options to acquire 2,020,000 shares of common stock and restricted stock awards for 1,461,889 shares of common stock under the Omnibus Plan. All of the stock options that have been awarded under the Omnibus Plan have been non-qualified stock options.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

We are a development stage company planning to engage in the business of producing fuel ethanol through the ownership and operation of ethanol plants. Our objective is to become one of the ethanol industry’s lowest-cost producers. We intend to market the ethanol we produce to refineries for use as a blend component in the U.S. gasoline fuel market. In addition, as a byproduct of our ethanol fuel operations, we intend to produce and sell dried distiller grains, which we refer to as DDG, and other commercially useful corn by-products. DDG are used in the manufacture of various animal feeds.

As discussed above in Item 1. Description of Business, we believe that there is a significant market opportunity in the ethanol industry resulting from various government mandated programs and market forces and events To address this business opportunity, we are pursuing the following business strategies:

▪	commercialize corn fractionation technology to take advantage of the economic benefits of fractionation in the ethanol production process;

▪	acquire superior sites for the development of greenfield, state of the art ethanol production facilities.

▪	acquire ethanol plants during construction to take advantage of existing regulatory approvals and reduce the timeline for bringing our plants on line;

▪	align ourselves with existing producers to help them improve their efficiency using our technical expertise; and

▪	utilize our management’s experience in the coal-fired electric utility sector for brownfield development of low-cost ethanol plants.

We are managed by a team of professionals with significant sector-specific experience and knowledge in both the ethanol and energy industries. Collectively they have decades of combined experience working with such industry leaders as TIC - The Industrial Company, Delta T Corporation, Iogen Corporation, CPC International, Inc., Westar Energy, Inc., Amax Coal West, James River Corporation and Duke Power Company. We intend to leverage this experience and our relationships within the ethanol and energy industries to execute our business plan.

If we are able to execute our strategies effectively, we believe that we can established annual production capacity of over 500 MMGY of denatured, fuel grade ethanol by 2010. We are working to achieve this target through the development of one or more greenfield facilities, one or more brownfield facilities and the possible acquisition of existing production capacity. We are actively developing plans to construct ethanol plants with a capacity of approximately 130 MMGY on each of the three sites discussed below. We estimate that the capital costs of new capacity, excluding capitalized interest, is approximately $2.00 per gallon of annual capacity. If we are able to develop our projects or acquire existing capacity at that cost, we will need to obtain new equity and debt financing of more than $1 billion to achieve our annual production capacity of 500 MMGY.

One of our main goals has been to develop and commercialize fractionation technology for application in the production of ethanol because of the economic advantages of that process. We intend to utilize fractionation for all of our ethanol projects, whether it is in the development of new facilities or in the acquisition of existing capacity.

Currently, our focus has been on the development of new ethanol facilities at three sites as opposed to actively pursuing business relationships with existing producers or acquiring ethanol plants during construction. We have had preliminary discussions from time to time with existing developers and producers with regard to their interest in fractionation technology, but none of those discussions have resulted in any business arrangements.

Brownfield Development Opportunity

On August 3, 2006, one of our wholly-owned subsidiaries, Ethanex Energy North America (“EENA.”)., acquired all of the capital stock of IPT Ethanol, Inc., a then-wholly owned subsidiary of Industrial Power and Technology (“IPT”), for $500,000. This transaction is discussed below under the heading “Certain Relationships and Related Transactions” on page 42. Based in Santa Rosa, California, IPT is an engineering and power generation project development company with over 22 years of operating history in the alternative energy space. IPT has been responsible for the successful planning, design and construction of more than 30 energy projects utilizing a variety of fuels and energy conversion systems. The fuels produced or utilized in IPT’s projects have included ethanol, natural gas, coal, wellhead residual gas, digester gas, urban waste, scrap tires, biomass fuels, agricultural waste, and hydropower. IPT has significant experience in the areas of siting, regulatory and permitting activities, as well as design, construction management, and plant operations.

In May 2006, IPT had entered into a letter of understanding (“LOU”) with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by an electric utility in northeast Kansas. The LOU provided IPT with a six-month exclusive study period, which has was subsequently extended to May 25, 2007. IPT assigned all of its rights in the LOU to IPT Ethanol, Inc. before EENA acquired IPT Ethanol, Inc. Accordingly, we have been working on the evaluation of this development opportunity since our August 2006 acquisition of IPT Ethanol, Inc.

Recently, we completed a study in conjunction with an independent engineering firm which reported favorable results. This study has been reviewed by the utility and they expressed a willingness to proceed with further negotiations. Upon the satisfactory negotiation of business terms with the electric utility for the development of the proposed plant, we intend to enter into a definitive agreement to site the ethanol plant at the coal-fired generating facility pursuant to our brownfield co-location strategy. Our ability to participate in this project is wholly dependent, however, on the successful fulfillment of several conditions, including:

▪	favorable results for the siting of the facility;

▪	receipt of all necessary environmental and other permits which are expected to take approximately six months to obtain after execution of a definitive agreement;

▪	acquisition of capital for the development and construction of the plant;

▪	securing acceptable terms for the purchase of excess steam and other shared services from the electric utility; and

▪	review and approval of the project by the electric utility's board of directors.

Missouri Greenfield Opportunity

On August 4, 2006, EENA entered into a joint venture agreement with SEMO Milling, LLC, a privately held company (“SEMO”), for the purpose of manufacturing, distributing and selling ethanol and ethanol based products and corn-based products in a production plant to be co-located with a dry corn mill production facility. The joint venture will be conducted through Ethanex at SEMO Port, LLC (“SEMO Port”), a Missouri limited liability company. Pursuant to the joint venture agreement we are obligated to make an initial capital contribution of $30 million to SEMO Port. SEMO’s initial capital contribution will consist of assets having a net asset value of $15 million and an agreed upon value of $30 million. Our Company and SEMO will each have 50% ownership in SEMO Port. The formation of the joint venture is contingent upon the capital contributions which have not yet been made.

On March 23, 2007, EENA entered into a Ninth Amendment to Joint Venture Agreement with SEMO extending the time for making the capital contributions until April 30, 2007. The parties have agreed, during the latest extension period, to discuss various possible changes to their business relationship. The parties have extended the “effective date” under the Joint Venture Agreement several times, and further extensions may occur. We cannot predict the outcome of our discussions with SEMO or what effect such discussions may have on our business relationship with SEMO or any future business activities between SEMO and our Company.

Illinois Greenfield Opportunity

On September 17, 2006, we entered into a Joint Venture Agreement with Star Ethanol, LLC (“Star”), an Illinois limited liability company, to construct and operate a 132 MMGY ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol-related products. The joint venture will operate as Ethanex Southern Illinois LLC, an Illinois limited liability company (“Ethanex Southern”), through which the parties plan to construct an ethanol facility and develop, manufacture, distribute, and sell ethanol and ethanol-based products.

We will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to acquire an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. Our initial contribution to Ethanex Southern was $2,000,000, tangible and intangible assets, goodwill, and management expertise. We have agreed to acquire the financing necessary to complete the plant as well as oversee the design and construction of the plant. Star’s initial contribution will be a total of $11,250,000, which is 15% of the anticipated cost of construction with 70% leverage. In the event Star is unable to make its initial capital contribution, we have agreed to advance Star up to $4,000,000 toward its initial contribution in exchange for a senior subordinated debenture from Star, which will bear interest at the rate of 11% per year, compounded quarterly.

The original site selected in Franklin County for development was deemed to be unsatisfactory and a different site has been selected in southern Illinois in Jefferson County near Waltonville. We have obtained an option to purchase that site which is subject to our due diligence and obtaining necessary permits to operate an ethanol plant. Application has been made for permits to operate a facility powered by a natural gas boiler and it is expected that those permits will be obtained in the near future.

Professional Services Agreement

On October 6, 2006, we entered into a professional services agreement with Chevron Energy Solutions Company (“CES”), a division of Chevron U.S.A., a Pennsylvania corporation, for the development and construction of high-efficiency ethanol plants.

Under the agreement, CES will perform preliminary engineering, geotechnical studies, site, and civil design work sufficient to prepare a proposal for the construction of ethanol plants utilizing fractionation technology at each of the three sites we are currently developing. Pursuant to such proposal, CES will develop and engineer, procure equipment, construct, startup, test, commission, and deliver a fully operationally ethanol facility to us, which we will own and control. The agreement contemplates that for each proposal, we and CES will enter into a turn-key, firm, fixed priced engineering, procurement and construction agreement under which CES will act as the general contractor and will perform engineering, equipment procurement, and construction work, although any such arrangement is subject to the negotiation of mutually acceptable pricing and other terms. The agreement provides CES with the exclusive right to prepare a proposal for at least three of our ethanol facilities. The agreement further provides that we pay CES for services provided in accordance with CES's standard hourly rates and for compensating CES for costs plus a mark up. The term of the agreement is the later of October 6, 2008 or if work is not completed at such time, on the date all remaining work is completed. The agreement may be terminated by mutual agreement by the parties or upon written notice by a non-defaulting party of a party’s default of a material provision of the agreement that is not cured within 30 days (or within a reasonable time if default cannot be cured within such time).

Costs of Development Activities and Financing Efforts

We have been incurring various costs for feasibility studies, preliminary engineering, environmental permit applications and legal fees for the development of the three sites described above. Permits have been applied for with respect to the SEMO and Waltonville sites and we expect that those permits will be issued in the near future. Permits for the northeast Kansas site will be applied for as soon as a definitive agreement is reached with our utility partner and we anticipate that the permit can be obtained by the end of 2007. Once the permits are obtained we believe we can quickly negotiate final construction contracts and could begin construction at one of the sites by the third quarter of 2007, subject to obtaining adequate financing.

Since December 2006, we have been actively exploring potential sources of financing for our projects. In early February 2007 we signed a mandate letter with an international commercial bank and an investment bank to provide up to $550 million of debt financing for our development projects, subject to the banks’ satisfaction with a number of conditions, including due diligence by the banks, receipt of favorable reports from independent consultants, our receipt of commitments for new equity in the amount of at least $150 million, credit committee approval by the banks, and other customary closing conditions. We are working toward satisfying the various conditions, but there can be no assurance that all of the conditions will be met. Simultaneously with discussions with potential lenders, we have been meeting with various potential sources of equity capital. We are exploring the availability of private equity capital as well as studying the feasibility of raising capital through a registered secondary offering of our securities. We have not yet entered into any agreements for the necessary equity to fund our growth and there can be no assurance that such capital will be available.

As of February 28, 2007 we had approximately $11.9 million of cash and investments which we believe is sufficient to support our routine monthly administrative expenses of approximately $350,000 for a period of approximately 34 months. However, to successfully continue developing our projects, including the building of anticipated facilities, we will need to obtain financing in the amount of approximately $300 million over the next six months, which would enable us to proceed with the construction of the first of our planned projects. If we are unable to arrange such financing or are unable to obtain additional funding for operating expenses we may not be able to continue as a going concern. If we are able to obtain the necessary financing, we expect to hire substantially more employees on an as-needed basis, commensurate with our continued growth and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(c) of Regulation S-B promulgated by the SEC.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements and the notes thereto appear beginning on page F-1 of this report

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of our fourth quarter ended December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

Part III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following persons are the executive officers and directors of our Company and hold the offices set forth opposite their names.

Name	Age	Position
Albert W. Knapp, III	55	President Chief Executive Officer Director
Randall L. Rahm	56	Co-Chief Operating Officer Director
Bryan J. Sherbacow	38	Co-Chief Operating Officer Director
Robert C. Walther	72	Executive Chairman Director
Thomas G. Kraemer	56	Director
Johnny F. Norris, Jr.	57	Director
Alan H. Belcher	58	Executive Vice-President of Technology
David J. McKittrick	61	Executive Vice-President Chief Financial Officer

Executive Officers and Directors

Albert W. Knapp, III, President, Chief Executive Officer and Director

Mr. Knapp has served as our President, Chief Executive Officer and a director since 2006. Mr. Knapp has 30 years of management service in a progression of positions with expertise involving corporate management, business development, project execution, operations, estimating, design, and construction management. Before joining our Company, Mr. Knapp was the Senior Vice President of Business Development at TIC - The Industrial Company (“TIC”). Mr. Knapp was responsible for TIC’s efforts within the ethanol industry. As Senior Vice President for TIC, Mr. Knapp spent the last 13 years proposing, negotiating, and overseeing execution of Engineer Procure & Construct (“EPC”) projects. From 1987 to 1993, Mr. Knapp served as Vice President/General Manager of TIC Southeast, Inc., and has also served as Central Region and Western Region Vice President. In these positions, Mr. Knapp was responsible for marketing, as well as estimating and executing projects that generated up to 40% of TIC’s revenue.  Mr. Knapp was responsible for developing strategic alliances and joint ventures for the pursuit and execution of EPC power and energy projects. His responsibilities have included selecting engineering services, evaluating equipment vendors, developing contractual teaming/joint venture relationships, maintaining client contact, negotiating contract terms and conditions, contract administration, partnering, estimating, scheduling, procurement management and project oversight at the executive level. Mr. Knapp was instrumental in establishing TIC’s diversified marketing strategy that included ethanol. He selected Delta T Corporation as TIC’s Strategic Partner and established the Strategic Alliance setting forth the groundwork for the two companies to share in an explosive growth market. Mr. Knapp also serves as a director of the American Gelbvieh Association, a non-profit organization.

Randall L. Rahm, Co-Chief Operating Officer and Director

Mr. Rahm has served as our Co-Chief Operating Officer and a director since September 2006. Before joining our Company, Mr. Rahm was the Director, Fuel Services for Westar Energy, Inc from 1999 to 2006. He was responsible for coal procurement and transportation for over 13.5 million tons annually. From 1990 to 1999, Mr. Rahm was a Special Projects Manager for Amax Coal West, Inc. in Gillette, WY. From 1991 to 1993, Mr. Rahm managed the world’s largest commercial sub-bituminous coal dryer located at the Amax Belle Ayr Mine. Under Mr. Rahm’s management, extensive research was conducted on the Coal Dryer project in the areas of reducing the dried PRB coal’s reactive characteristics, dust suppression, explosion characteristics, spontaneous combustion, and coal dust fire-fighting procedures. Mr. Rahm was also employed with McNally Pittsburg, Inc. for 14 years as a senior project manager, where he has built coal dryers and prepared and handled systems throughout the United States and Canada. Mr. Rahm has over 30 years experience in the coal industry and is a past chairman of the ASME’s Fuels and Combustion Technology (FACT) Division. Mr. Rahm is the founder, executive director and former chairman of the PRB Coal Users’ Group, a non-profit entity. The PRB Coal Users’ Group has over 1000 members of which 635 are from 76 operating companies. In 2006, the Secretary of Energy, Samuel W. Bodman, appointed Mr. Rahm to the National Coal Council.

Bryan J. Sherbacow, Co-Chief Operating Officer and Director

Mr. Sherbacow has served as our Co-Chief Operating Officer and a director since September 2006. From 1993 to 2006, Mr. Sherbacow was an asset manager, investing in both public and private companies. He was personally responsible for over $2.5 billion in transactions comprised primarily of publicly traded equity, convertible preferred and high yield bond securities. In 1995, Mr. Sherbacow established The Armistead Group, Inc. (“TAG”) in New York to provide analytical and trading services as well as manage its hedge fund business. In 2005, Mr. Sherbacow established a private equity group within TAG to invest in coal and alternative energy companies. Mr. Sherbacow also serves on the board of directors for the Charleston Concert Association.

Robert C. Walther, Executive Chairman and Director

Mr. Walther has served as the our as Executive Chairman and a director since September 2006. Mr. Walther founded Industrial Power Technology (“IPT”) in 1983 and is currently its President. As a professional engineer and certified plant engineer, he is responsible for the strategic planning, design, and construction of power generation and control systems. Over the last 35 years, Mr. Walther has been a team leader in developing and constructing numerous utility and private sector power generating stations and transmission systems. This, along with the understanding of fuel and its availability, has lead to programs of effective fuel utilization and energy optimization, as well as cost-effective programs of long-term fuel acquisition. Mr. Walther has personally led IPT’s international expansion into the U.K., Philippines, and the People’s Republic of China, where IPT’s development team has developed several power projects. Mr. Walther also has extensive experience in engineering and construction management for roads, utilities, and all associated systems. He is also responsible for the planning and management of the development and construction of environmental systems, including zero discharge of liquid waste streams, and air quality clean-up systems. Mr. Walther is President and CEO of IPT Ethanol, Inc, one of our wholly-owned subsidiaries.

Thomas G. Kraemer, Director

Mr. Kraemer has served as a director since September 2006. He has over 25 years experience in the railroad industry, in positions as diverse as marketing and investment management. From 1999 to May 2006, Mr. Kraemer has led BNSF’s Coal Business Unit. From 1996 to 1999, Mr. Kraemer was Vice President of Coal and Grain Operations for BNSF. In 1991, he was promoted to Assistant Vice President-Coal Logistics and was promoted again in 1993 to Vice President of the Iron and Steel Business Unit. From 1988 through 1991 he was responsible for BNSF’s freight equipment and locomotive investments. In 1984, he obtained a position in corporate strategic planning and the Director of Interline Marketing. Over the past 15 years Mr. Kraemer has been actively involved with a variety of energy related organizations, including the Center for Energy and Economic Development, American Coal Council, National Mining Association, and Association of American Railroads. Mr. Kraemer was appointed Chairman of the United States Department of Energy’s National Coal Council for 2004 - 2005.

Johnny F. Norris, Jr., Director

Mr. Norris has served as a director since September 2006. In 2003, Mr. Norris became self employed as a private consultant to companies in energy related industries, including Fuel Tech, Inc.. Mr. Norris is currently a director of Fuel Tech, N.V. where he also serves as President and Chief Executive Officer. In 1999, Mr. Norris joined the American Bureau of Shipping Group as President and Chief Operating Officer, and, in the same year joined American Electric Power as Senior Vice President, Operations and Technical Services. Mr. Norris joined Duke Power Company in 1982 as an Assistant Engineer, progressing through various positions up to Senior Vice President of Duke Energy Corporation and Chairman and Chief Executive Officer of Duke Energy Global Asset Development before departure in 1999.

Alan H. Belcher, Executive Vice-President of Technology

Mr. Belcher has served as Executive Vice President of Technology since October 2006. From 2001 to 2006, Mr. Belcher worked for Delta-T Corporation, a worldwide provider of ethanol plant technology and design, where he served for more than five years as Vice President of Project Development for ethanol projects in North America and China. Mr. Belcher's efforts led to twelve major EPC projects in North America and one in China. During his tenure at Delta-T, Mr. Belcher was responsible for new technology commercialization, including energy reduction innovation, co-product value enhancement and bio-diesel. Mr. Belcher also served as Project Director, overseeing the design and design-build of grain-based fuel ethanol plants in the USA, Canada, China and Australia. A Chemical Engineer by training, Mr. Belcher brings over three decades of notably broad experience in engineering management, manufacturing, operations management, domestic and international project management as well as project and engineering alliance development. Mr. Belcher has held senior positions with responsibility for food processing production and distribution, sugar, cellulose and ethanol technology, enzyme catalysis, biotech and pharmaceutical projects. In early 2000, Mr. Belcher was the Vice President of Engineering for Iogen, a world- leading biotechnology firm specializing in cellulose based ethanol, where he was responsible for the initial scale-up of Canada's first biomass-to-ethanol process to commercial scale. From 1989-2000, Mr. Belcher served in various project management and engineering roles at Flour Corporation, a global provider of design, engineering, procurement and construction services. Mr. Belcher began his career at CPC International, Inc., Corn Products Division, in 1973. During his fifteen-year tenure, Belcher's management positions included Process Engineering, Project Development and Manufacturing.

David J. McKittrick, Executive Vice-President and Chief Financial Officer

Mr. Mckittrick has served as our Executive Vice President and Chief Financial Officer since October 9, 2006. Before joining Ethanex, Mr. McKittrick was the principal of David J. McKittrick, LLC, a financial and management consulting business founded in 2003. The company focused on troubled industrial companies, and he engaged in recapitalizing companies in default, restructuring dysfunctional finance departments, lender relations, systems redesign, and due diligence investigations. From 1998 to 2001, Mr. McKittrick served as President and Chief Operating Officer for OnStream, Inc., a developer of digital computer backup devices. From 1995 to 1998 Mr. McKittrick served as Senior Vice President and Chief Financial Officer of Gateway 2000, Inc., a global manufacturer and direct marketer of personal computers. As a member of our senior management team, Mr. McKittrick was responsible for all corporate finance, accounting and management information systems, as well as being involved in strategic planning, acquisitions, and membership in all operating committees. From 1992 to 1994, Mr. McKittrick served as Vice Chairman and Chief Operating Officer of Collins & Aikman Group, Inc., a broad-based specialty manufacturing company with sales of $1.4 billion. Mr. McKittrick’s position was created to provide intensified management of our decentralized operations in a highly-leveraged and troubled environment. From 1972 to 1992, Mr. McKittrick was with James River Corporation, a Fortune 100 paper and consumer products company, which was ultimately acquired by Georgia Pacific Corporation. During Mr. McKittrick’s tenure he served as chief financial officer, while annual revenues for the company increased from $14 million to approximately $8.5 billion. As a key member of senior management, he was one of a few people who guided the strategic direction and growth of the company.  Mr. McKittrick began his career with Coopers & Lybrand on their audit staff and where he became a certified public accountant.  Mr. McKittrick also serves as a member of the board of directors of Wellman, Inc., a NYSE chemical producer, and on the board of trustees of Hampden-Sydney College.

Changes to the Board of Directors

Our board of directors consists of six members. On September 1, 2006, Amanda Lamothe and Luke Willis, constituting all of our directors on that date, appointed Albert W. Knapp, Randall L. Rahm, Bryan J. Sherbacow, Robert C. Walther and Johnny F. Norris, Jr. to fill the vacancies on our Board of Directors. Also on September 1, 2006, Ms. Lamothe and Mr. Willis resigned from our Board of Directors. Thomas Kraemer was appointed as a Director by the Board on September 13, 2006, at which time the board of directors also increased its size by one director pursuant to the Bylaws. Each Director serves until the next annual meeting of shareholders or until his successor is duly elected and qualified or his earlier resignation or removal.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by Sarbanes-Oxley and the listing requirements of the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be “independent directors,” as defined by the listing requirements of a national exchange, and at least one director will qualify as an “audit committee financial expert,” As defined by SEC regulation. Additionally, the Board plans to form an audit committee and a nominating committee, and to adopt charters for these committees. Until such time, the entire Board will continue to perform the duties of the audit committee and nominating committee, which means that directors who are executive officers of the Company will be involved in these matters. We do not currently have an “audit committee financial expert” because we do not have an audit committee.

On February 22, 2007, our board of directors established a compensation committee. The compensation committee reviews and monitors our employment agreements and our director compensation packages. Our compensation committee will also consult with management prior to hiring any additional executive officers or modifying any current employment agreements. Our compensation committee is also responsible for establishing the performance milestones in our executive officers’ employment agreements and determining if the Company or such officers has met their respective milestones. All executive compensation will be approved by our compensation committed before it is granted. The current members of our compensation committee are Johnny Norris, Jr. and Thomas Kraemer.. Thomas Kraemer serves as Chairman of the compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Reporting of beneficial ownership under Section 16(a) is only required for those small business issuers with a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, Section 16(a) beneficial ownership reporting and the related disclosure found in Regulation SB Item 405 are not applicable to us.

Code of Ethics

In view of our small size, early development stage and limited financial and human resources, we have not yet adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a written code of ethics in the near future, as our growth and development warrants.

ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table presents a summary of the compensation paid to our principal executive officer, the two most highly compensated executive officers other than our principal executive officer, and up to two other additional individuals for whom disclosure would have been provided pursuant to this Item but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year ended December, 31	Base Salary $	Bonus $	Option Awards $(1)	All Other Compensation $(2)	Total compensation
Albert W. Knapp, President and CEO	2006	97,500	60,938	20,444	200,000	378,882
	2005	-	-	-	-	-
Bryan J. Sherbacow, Co-COO	2006	90,000	56,250	20,444	200,000	366,694
	2005	-	-	-	-	-
Randall L. Rahm, Co-COO	2006	90,000	56,250	20,444	200,000	366,694
	2005	-	-	-	-	-
Amanda Lamothe, President and CEO(3)	2006	-	-	-	-	-
	2005	-	-	-	-	-

(1) Please see the assumptions relating to the valuation of our stock options awards which are contained in Notes to our audited financial statements contained in this Annual Report on Form 10-KSB.

(2) On September 1, 2006, we made payments of $200,000 to each of Albert W. Knapp, III, Randall L. Rahm and Bryan J. Sherbacow in recognition of services rendered to, and on behalf of, the Company and EENA in connection with the formation and organization of EENA and the merger of EENA with Ethanex North America Acquisition Corp.

(3) Effective as of September 1, 2006, Amanda Lamothe resigned as President and Chief Executive Officer and terminated her relationship with our Company. We did not pay any compensation to our executive officers in 2005 or prior to September 1, 2006 when Mrs. Lamothe terminated her employment with our Company.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On the September 1, 2006 and in connection with the merger between our wholly-owned subsidiary and EENA, we assumed the employment agreements between EENA and each of Messrs. Knapp, Rahm, Sherbacow and Walther.

Mr. Knapp’s employment agreement provides for a four-year term, with an initial annual base salary of $195,000, and the potential increase to $210,000 and $270,000 upon achieving certain operational steps in our growth, and an annual bonus subject to achieving our target performance levels as approved by the compensation committee of our board of directors. Mr. Knapp received an option grant of 250,000 shares under our previous stock option plan, which our board of directors terminated on December 1, 2006. Under the agreement, Mr. Knapp will be subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Knapp and his spouse and dependants will be entitled to participate in our benefit plans in substantially the same manner, including but not limited to, responsibility for the cost thereof, and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees and their dependants. Subject to certain notice requirements, either of Mr. Knapp or us will be entitled to terminate the employment agreement at any time. If we terminate the employment agreement without Cause (as defined in the agreement) or Mr. Knapp terminates the employment agreement for Good Reason (as defined in the agreement), then Mr. Knapp is entitled to receive earned but unpaid base salary, unpaid pro rata annual bonus, and unused vacation days accrued through his scheduled termination date, plus a one-time severance payment equal to his then-current annual base salary, as well as continuation, at our expense, of Mr. Knapp’s participation in the benefit programs.

Mr. Rahm’s employment agreement provides for a four-year term, with an initial annual base salary of $180,000, with the potential increase to $195,000 and $255,000 upon achieving certain operational steps in our growth, and an annual bonus subject to achieving its target performance levels as approved by the Compensation Committee of the board of directors. Mr. Rahm also received an option grant of 250,000 shares under our previous stock option plan. Under the agreement, Mr. Rahm will be subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Rahm and his spouse and dependants will be entitled to participate in our benefit plans in substantially the same manner, including but not limited to, responsibility for the cost thereof, and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees and their dependants. Subject to certain notice requirements, either of Mr. Rahm or us will be entitled to terminate the employment agreement at any time. If we terminate the employment agreement without Cause (as defined in the agreement) or Mr. Rahm terminates the employment agreement for Good Reason (as defined in the agreement), then Mr. Rahm is entitled to receive earned but unpaid base salary, unpaid pro rata annual bonus, and unused vacation days accrued through his scheduled termination date, plus a one-time severance payment equal to his then-current annual base salary, as well as continuation, at our expense, of Mr. Rahm’s participation in the benefit programs.

Mr. Sherbacow’s employment agreement provides for a four-year term, with an initial annual base salary of $180,000, with the potential increase to $195,000 and $255,000 upon achieving certain operational steps in our growth, and an annual bonus subject to achieving its target performance levels as approved by the Compensation Committee of the board of directors. Mr. Sherbacow also received an option grant of 250,000 shares under our previous stock option plan. Under the agreement, Mr. Sherbacow will be subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Sherbacow and his spouse and dependants will be entitled to participate in our benefit plans in substantially the same manner, including but not limited to, responsibility for the cost thereof, and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees and their dependants. Subject to certain notice requirements, either of Mr. Sherbacow or us will be entitled to terminate the employment agreement at any time. If we terminate the employment agreement without Cause (as defined in the agreement) or Mr. Sherbacow terminates the employment agreement for Good Reason (as defined in the agreement), then Mr. Sherbacow is entitled to receive earned but unpaid base salary, unpaid pro rata annual bonus, and unused vacation days accrued through his scheduled termination date, plus a one time severance payment equal to his then-current annual base salary, as well as continuation, at our expense, of Mr. Sherbacow’s participation in the benefit programs.

Mr. Walther’s employment agreement provides for a four-year term, with an initial annual base salary of $180,000, with the potential increase to $195,000 and $255,000 upon achieving certain operational steps in our growth, and an annual bonus subject to achieving its target performance levels as approved by the Compensation Committee of the board of directors. Mr. Walther received an option grant of 250,000 shares under our previous stock option plan, 33.3% of which option shall be exercisable on first anniversary of the grant, 33.3% of which option shall become exercisable on second anniversary of the grant, and the remaining 33.4% of which shall become exercisable on the third anniversary of the grant. Under the agreement, Mr. Walther will be subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Walther and his spouse and dependants will be entitled to participate in our benefit plans in substantially the same manner, including but not limited to, responsibility for the cost thereof, and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees and their dependants. Subject to certain notice requirements, either of Mr. Walther or us will be entitled to terminate the employment agreement at any time. If we terminate the employment agreement without Cause (as defined in the agreement) or Mr. Walther terminates the employment agreement for Good Reason (as defined in the agreement), then Mr. Walther is entitled to receive earned but unpaid base salary, unpaid pro rata annual bonus, and unused vacation days accrued through his scheduled termination date, plus a one time severance payment equal to his then-current annual base salary, as well as continuation, at our expense, of Mr. Walther’s participation in the benefit programs.

Change of Control

In the event Messrs. Knapp, Rahm, Walther or Sherhacow’s employment is terminated in connection with a change in control (as defined below) they will receive accelerated vesting with respect to the stock option granted under our 2006 Option Plan (“2006 Plan”). As noted above, our named executive officers and Mr. Walther received their initial 250,000 stock option grants under the 2006 Plan which we terminated on December 1, 2006 and replaced with our current Omnibus Plan. Pursuant to the terms of the 2006 Plan the definition of change of control in our named executive officers’ and Mr. Walther’s employment agreements controls the accelerated vesting of their awards under the 2006 Plan. Under their employment agreements all unvested awards shall immediately vest and become exercisable effective as of the date their employment is terminated in connection with a change of control. A “change of control” is defined as the occurrence or board approval of (a) any consolidation or merger of our Company pursuant to which the stockholders of our Company immediately before the transaction do not retain immediately after the transaction, in substantially the same proportions as their ownership of shares of the Comapny’s voting stock immediately before the transaction, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding voting securities of the surviving business entity; (b) any sale, lease, exchange or other transfer (in one transcation or a series of related transactions) of all, or substantially all, of the assets of the Company other than any sale, lease, exchange or other transfer to any company where the Company owns, directly or indirectly, 100% of the outstanding voting securities of such company after any such transfer; (c) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than 50% of the voting stock of the Company.

Outstanding Equity Awards as of Fiscal Year-End Table

	Option Awards
Name	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Unvested shares of stock (#)
Albert W. Knapp, President and CEO	250,000(1)		1.00	9/1/2016
Bryan J. Sherbacow, Co-COO	250,000(2)		1.00	9/1/2016
Randall L. Rahm, Co-COO	250,000(3)		1.00	9/1/2016
Amanda Lamothe, President and CEO

(1) These options vest as follows: 33.3% vest on the first anniversary of the grant, 33.3% vest on the second anniversary of the grant, and the remaining 33.4% vest on the third anniversary of the grant.
(2) These options vest as follows: 33.3% vest on the first anniversary of the grant, 33.3% vest on the second anniversary of the grant, and the remaining 33.4% vest on the third anniversary of the grant.
(3) These options vest as follows: 33.3% vest on the first anniversary of the grant, 33.3% vest on the second anniversary of the grant, and the remaining 33.4% vest on the third anniversary of the grant.

Compensation of Directors

We compensate our non-employee directors with a combination of cash and periodic grants of options to acquire shares of our common stock. We do not currently pay any employee directors any compensation for their service as directors. The following table sets forth all compensation paid in 2006 to those of our directors who received compensation from us for their service as directors. We have included Mr. Walther in this table to identify the compensation he received in 2006 for his service as an executive officer of the Company; he is our executive Chairman. Other directors whose names do not appear in the following chart did not receive any compensation from us in 2006 for their service as directors. Compensation paid to Messrs. Knapp, Sherbacow and Rahm, for their service as employees and executive officers, is reflected in the Summary Compensation Table appearing on page 38.

Director Compensation Table

Name	Fees Earned or Paid in Cash $	Option Awards $	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation $	Total $
Robert C. Walther					166,694 (1)	166,694
Thomas G. Kraemer	13,000	2,050(2)				15,050
Johnny F. Norris, Jr.	13,000	2,636(3)				15,636

(1) Mr. Walther earned the compensation reflected in this table pursuant to an employment agreement to serve as our Executive Chairman. In 2006, Mr. Walther did not receive any compensation for serving on our board of directors. Mr. Walther held 250,000 outstanding options as of December 31, 2006.
(2) Mr. Kramer held 15,000 outstanding options as of December 31, 2006.
(3) Mr. Norris held 15,000 outstanding options as of December 31, 2006.

Director Compensation Arrangements

Currently, all non-employee directors, within thirty days appointment to our board of directors, receive an option grant to purchase 15,000 shares of stock under our Stock Option Plan, such options vesting on the one year anniversary of the Director’s appointment to our board of directors. Each director also receives an annual option grant of 10,000 options to purchase shares of stock under our Stock Option Plan for each year the director serves on the Board. Any unvested shares are forfeited in the event the Director is not serving as a Director on the relevant vesting date. In addition, Directors receive a stipend of $5,000 per quarterly board meeting (plus $1,500 per Board meeting attended in person), $1,500 per day for other Board or Committee meetings (plus $2,000 for meetings attended in person at our request), including a business class ticket for any meeting requiring more than two hours of travel. Directors are also entitled to reimbursement of expenses incurred in performing their responsibilities to the extent such expenses are pre-approved by the Company.

No formal plan of compensation exists for employee directors. The board of directors may, however, from time to time approve payments to employee directors based on extraordinary service.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock, par value $0.001 per share as of December 31, 2006 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of the common stock; (2) each of our directors; (3) each of our named executive officers; and (4) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 14500 Parallel Road, Suite A, Basehor, KS 66007.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding
Albert W. Knapp(2)	6,000,000	9.38%
Randall L. Rahm(2)	6,000,000	9.38%
Bryan J. Sherbacow(2)	6,000,000	9.38%
Robert C. Walther(2)	6,000,000	9.38%
Thomas G. Kraemer	—	—
Johnny F. Norris, Jr.	—	—
Amanda Lamothe	—	—
Luke Willis	—	—
Wellington Management Company, LLP(3) 75 State Street Boston, MA 02109	14,000,000	21.87%
Wellington Trust Company, NA(4) 75 State Street Boston, MA 02109	4,373,400	6.8%
Directors and Executive Officers as a Group	25,093,000	39.22%

(1)
Beneficial ownership is calculated based on 63,986,889 shares of common stock issued and outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2006. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)	Shares acquired in Merger as a holder of Class A shares of EENA
(3)	Wellington Management Company, LLP, in its capacity as investment advisor, may be deemed to beneficially own 14,000,000 shares of our common stock according to a Schedule 13G filed with the SEC on January 10, 2007.
(4)	Wellington Trust Company, NA, in its capacity as investment advisor, may be deemed to beneficially own 4,373,400 shares of our common stock according to a Schedule 13G filed with the SEC on February 14, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Amanda Lamothe, who was our Chief Executive Officer and a director until September 1, 2006, made advances to the Company in the principal amount of approximately $20,000. The advances, which were used for working capital purposes, were unsecured, bore no interest and were payable on demand. These advances were forgiven. Ms. Lamothe also made an advance to the Company in the principal amount of approximately $2,000 during our fourth quarter. This amount is still outstanding but is expected to be forgiven by Ms. Lamothe.

On August 3, 2006, EENA acquired all of the issued and outstanding shares of IPT Ethanol, Inc., a Delaware corporation and a then-wholly owned subsidiary of Industrial Power Technology for $500,000. As a result of the acquisition, IPT Ethanol, Inc. became a wholly-owned subsidiary of EENA. In connection with this acquisition, Robert C. Walther, who was then and remains the President and Chief Executive Officer of IPT Ethanol, Inc. became an employee of EENA. On September 1, 2006, he became our Executive Chairman and a member of our board of directors when we completed our merger with EENA. We acquired EENA. on September 1, 2006, as discussed above under the heading “General Corporate Matters” on page 16.

In connection with our September 2006 merger with EENA, we split off another wholly-owned subsidiary, New Inverness Leaseco, Inc., a Nevada corporation (“Leaseco”), through the sale of all of the outstanding capital stock of Leaseco. The Company executed a Split Off Agreement with Amanda Lamothe, Luke Willis, EENA and Leaseco. Prior to September 1, 2006, Ms. Lamothe was President, Chief Executive Officer, Secretary and a director of the Company, and Mr. Willis was Treasurer of the Company. On September 1, 2006, Ms. Lamothe and Mr. Willis resigned from all of their positions with the Company.

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
10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.9	2006 Equity Incentive Plan.**	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).
10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).
10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).
10.13	Employment Agreement dated October 9, 2006.**	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).
10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex, Energy North America, Inc.*	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)
10.15	Operating Agreement of Ethanex at SEMO Port, LLC dated August 4, 2006*	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)
10.16	Amendment to Joint Venture Agreement, dated August 30, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.17	Second Amendment to Joint Venture Agreement, dated November 20, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).
10.18	Third Amendment to Joint Venture Agreement, dated November 22, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).
10.19	Fourth Amendment to Joint Venture Agreement, dated December 8, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).
10.20	Fifth Amendment to Joint Venture Agreement, dated January 30, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).
10.21	Sixth Amendment to Joint Venture Agreement, dated February 9, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).
10.22	Seventh Amendment to Joint Venture Agreement, dated February 16, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).
10.23	Eighth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007 (File No. 333-129810).
10.24	Ninth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007 (File No. 333-129810).
10.25	Omnibus Equity Incentive Plans	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.26	Form of Stock Option Agreement for Robert C. Walther, Albert W. Knapp, III, Randall L. Rahm and Bryan J. Sherbacow	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.27	Stock Option Agreement, dated December 1, 2006, for David J. McKittrick	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.28	Restricted Stock Agreement, dated December1, 2006, for David J. McKittrick	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

21.1	Subsidiaries of Ethanex Energy, Inc.*
31.1	Rule 15(d)-14(a) Certification of Ethanex Energy, Inc.’s principal executive officer*
31.2	Rule 15(d)-14(a) Certification of Ethanex Energy, Inc.’s principal financial officer*
32.1	Rule 15(d)-14(b) Certification of Ethanex Energy, Inc.’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Rule 15(d)-14(b) Certification of Ethanex Energy, Inc.’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed to the Company by Stark Winter Schenkein & Co., LLP (“Stark Winter”) for the fiscal years ended July 31, 2006 and 2005:

	2006		2005
Audit Fees	$	None	$5,350
Audit-Related Fees		None	None
Tax Fees		None	$1,250
All Other Fees		3,600	None

Tax Fees include fees billed by Stark Winter for preparation of our federal Income Tax Returns

As of the Closing Date, Bagell, Josephs, Levine & Company (“Bagell Josephs”) was engaged as the independent registered public accounting firm of the Company. Bagell Josephs audited our financial statements for the fiscal year ended July 31, 2006 and December 31, 2006. The company anticipates a bill in connection with its fiscal year end 2006 audit in the amount as follows:

	July 31, 2006	December 31, 2006
Audit Fees	$28,500	$30,000
Audit-Related Fees	None
Tax Fees	None
All Other Fees	None	5,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHANEX ENERGY, INC.

March 30, 2007	/s/ Albert W. Knapp, III
Albert W. Knapp, III
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert W. Knapp, III Albert W. Knapp, III	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ David J. McKittrick David J. McKittrick	Executive Vice- President and Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)	March 30, 2007

/s/ Randall L. Rahm Randall L. Rahm	Co-Chief Operating Officer and Director	March 30, 2007

/s/ Bryan J. Sherbacow Bryan J. Sherbacow	Co-Chief Operating Officer and Director	March 30, 2007

/s/ Robert C. Walther Robert C. Walther	Executive Chairman and Director	March 30, 2007

/s/ Thomas G. Kraemer Thomas G. Kraemer	Director	March 30, 2007

Johnny F. Norris, Jr.	Director	March __, 2007

ETHANEX ENERGY, INC. AND SUBSIDIARIES

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C
Certified Public Accountants

200 Haddonfield Berlin Road, Suite 402
Gibbsboro, New Jersey 08026-1239
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ethanex Energy, Inc.
14500 Parallel Road, Ste. A
Basehor, KS 66007

We have audited the accompanying consolidated balance sheet of Ethanex Energy, Inc., (the “Company”), a development stage enterprise, as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period May 31, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethanex Energy, Inc., a development stage enterprise, as of December 31, 2006, and the results of its operations and its cash flows for the period May 31, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate revenue or raise capital to support current operations and generate anticipated sales. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

February 22, 2007

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$5,961,775
Investments	6,950,000
Other current assets	66,430
Total current assets	12,978,205

Property and equipment, net	1,201,106

Investment in joint venture	3,727,211

Other assets	3,999

TOTAL ASSETS	$17,910,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$1,054,271
Current portion notes payable	11,558
Total current liabilities	1,065,829

Notes payable	45,556

TOTAL LIABILITIES	1,111,385

Minority Interest in equity of subsidiary	486,481

Stockholders’ Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value; 300,000,000 shares authorized, 63,986,889 issued and outstanding	63,987
Additional paid-in capital	22,812,489
(Deficit) accumulated during the development stage	(6,563,821)

TOTAL STOCKHOLDERS' EQUITY	16,312,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,910,521

 See notes to consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD MAY 31, 2006 (INCEPTION) TO DECEMBER 31, 2006

Operating Revenues	$—

Cost of Sales	—

Gross Profit	—

General and administrative expense	6,303,355

Impairment in IPT Ethanol	500,000

Total operating expenses	6,803,355

Operating (loss)	(6,803,355)

Interest Income	236,796

Minority interest in income of consolidated subsidiary	2,738

(Loss) before provision for income tax	(6,563,821)

Provision for income tax	—

Net (loss)	$(6,563,821)

(Loss) per share	$(.10)

Weighted average shares outstanding	62,877,816

 See notes to consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD MAY 31, 2006 (INCEPTION) TO DECEMBER 31, 2006

								Deficit
			Class A		Class B		Additional	Accumulated-	Total
	Common Stock		Common Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Par	Shares	Par	Shares	Par	Capital	Stage	Equity
Balance May 31, 2006	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of stock	400	4							4

Private offering, net of fees					20,000,000	200,000	18,835,559		19,035,559

Recapitalization prior to reverse merger	(400)	(4)	34,000,000	340,000			(339,996)		—

Stock conversion related to reverse merger	60,000,000	60,000	(34,000,000)	(340,000)	(20,000,000)	(200,000)	480,000		—

Stock issued to consultants for services related to merger	1,025,000	1,025					1,023,975		1,025,000

Issue of stock upon exercise of stock warrants	1,500,000	1,500					2,248,500		2,250,000

Employee compensation-stock options	—						185,681		185,681

Stock options granted for consulting services	—						145,494		145,494

Restricted stock issued for consulting services	166,667	167					15,618		15,785

Employee compensation-restricted stock issued	1,295,222	1,295					217,658		218,953

Net (loss)								(6,563,821)	(6,563,821)

Balance December 31, 2006	63,986,889	$63,987	—	$—	—	$—	$22,812,489	$(6,563,821)	$(16,312,655)

 See notes to consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD MAY 31, 2006 (INCEPTION) TO DECEMBER 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,563,821)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	404,634
Stock based compensation for consulting services	1,186,278
Impairment(loss) in IPT Ethanol	500,000
Depreciation	10,218
Change in assets and liabilities:
(Increase) in other current assets	(66,430)
(Increase) in other assets	(3,998)
Increase in accrued expenses	1,051,537

Net cash used by operating activities	(3,481,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,153,163)
Proceeds from sale of investments	11,150,000
Purchase of investments	(18,100,000)
Investment in joint venture and IPT Ethanol	(4,227,211)

Net cash used by investing activities	(12,330,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	21,285,559
Member contribution	489,219
Principal payment on notes payable	(1,047)

Net cash provided by financing activities	21,773,731

Increase in cash and cash equivalents	5,961,775

Cash and cash equivalents May 31, 2006 (inception)	—

Cash and cash equivalents December 31, 2006	$5,961,775

Supplemental information:
Cash paid for:
Interest	—
Income Tax	—

Non cash financing and investing activities:
Acquisition of assets by entering into note payable	$58,161
Stock based compensation	404,634
Stock based compensation for consulting services	1,186,278

 See notes to consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

Ethanex Energy, Inc. (the “Company”) is a development stage company which plans to engage in the business of producing fuel ethanol through the ownership and operation of ethanol plants. The ethanol expected to be produced by plants constructed or acquired by the Company is intended to be used by refineries as a blend component in the U.S. gasoline fuel market. Additionally, the Company anticipates that the plants will produce dried distilled grains, which are used in the manufacture of various animal feeds, and other corn by-products.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Ethanex Energy, Inc., and its majority owned subsidiary, Ethanex Southern Illinois, LLC. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Arrangements with other business enterprises are evaluated, and those in which the Company is determined to have a controlling interest are consolidated. The Company has adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The interpretation considers a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities to be the best evidence of control. The Company shall consolidate a variable interest entity if the Company is deemed to be the primary financial beneficiary, which is determined by evaluating whether the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Investments

Investments are short-term investments in auction rate securities. The interest rates reset through an auction process at predetermined periods every 28 days. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, the realized or unrealized gains or losses associated with these marketable securities are immaterial.

Property and Equipment, Depreciation and Amortization

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets which is 5 years for all property and equipment currently in service. Amortization of leasehold improvements is computed utilizing the straight-line method over the lesser of the remaining lease term (assuming renewal) or the useful life of the leasehold. Maintenance and repairs that do not extend the useful life of the respective assets are charged to operations as incurred.

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

All potential dilutive securities made up of 18,500,000 warrants issued in connection with a private placement and 3,120,000 shares issuable under outstanding stock options were anti-dilutive as of December 31, 2006.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it has been determined that it is unlikely the value of the deferred tax assets will be realized.

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

The Company measures compensation cost issued to non-employees in accordance with Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and Emerging Issues Task Force 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees". EITF 96-18 requires an issuer to measure the cost of the services at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable at the measurement date.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Development Stage

The Company is considered to be in the developmental stage as defined in Statement of Financial Accounting Standards (SFAS) NO 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission. The Company is devoting substantially all of its efforts to the development of its business plan.

New Accounting Standards

The Company does not believe that any recently issued and effective pronouncements would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net (loss) for the period May 31, 2006 (inception) to December 31, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future capital requirements will depend on many factors, including the success of the Company's ethanol plant development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the Company’s cash and cash equivalent’s exceeded federally insured limits by $5,862,000.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2006 property and equipment consist of the following:

Computer equipment and software	$146,775
Furniture and fixtures	40,929
Leasehold improvements	15,704
Vehicles	58,161
Construction in progress	949,755
Less accumulated depreciation and amortization	(10,218)
Total	$1,201,106

The majority component of the construction in progress relates to technology licensing for an ethanol facility in Franklin County, Illinois. Depreciation expense for the period ended December 31, 2006 was $10,218.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the long term outstanding balance on secured borrowings related to the purchase of two vehicles, one purchased for $31,408 with a non-interest bearing note with a monthly payment of $523 over 5 years starting December 2006 and the other for $26,753 with a note bearing an interest rate 9.19% with a monthly payment of $668 over 4 years starting January 2007. There was no related interest expense incurred in 2006.

The following is a schedule by year of future payments required under these notes:

Year ending December 31:
2007	$11,558
2008	12,638
2009	13,247
2010	13,909
2011	5,762
Total	$57,114

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7 - STOCKHOLDERS’ EQUITY

Private Offering

Prior to and as a condition of the Merger between a subsidiary of Ethanex Energy, Inc. and EENA (See NOTE 1), EENA closed a private placement offering of 20 million units of securities. Each unit consisted of one share of class B common stock and a warrant to purchase one share of class B common stock for a period of five years at an exercise price of $1.50 per share. The investors in the offering collectively purchased 20 million units for a total consideration of $20,000,000. The warrants have been treated as permanent equity instruments pursuant to EITF 00-19. The proceeds were all allocated to the class B common stock as the value of the warrants at date of issuance was negligible. EENA paid professional fees, commission and a finder’s fee of $964,441 in connection with the offering which has been recorded as a reduction to additional paid-in capital.

In connection with the private placement offering EENA entered into a Registration Rights Agreement with the investors in the offering, which has been assumed by the Company. Under the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement with the SEC covering the Company’s common stock received by holders of EENA’s class B stock in the Merger within 90 days of the Merger which occurred on September 1, 2006. If the Company failed to file a registration statement within 90 days, the reverse merger or the registration statement would fail to become effective within 90 days of filing and the Company would become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering. The Company amended the Registration Rights Agreement to extend the deadline and filed the registration statement timely in January 2007. The likelihood of the Company having to make any payments under the arrangement has been assessed as remote and therefore none of the proceeds were allocated to a contingent liability nor was any contingency accrued for at December 31, 2006 pursuant to FSP EITF 00-19-2.

Stock Outstanding

The Articles of Incorporation of the Company, as amended to date, authorize the issuance of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, each having a par value of $0.001 per share. As of December 31, 2006 there were 63,986,889 shares of common stock outstanding. At December 31, 2006 the Company was authorized to issue 10,000,000 shares of “blank check” preferred stock, none of which has been designated, issued or outstanding. The Board of Directors is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series.

Stock Warrants

In connection with the Private Offering (see above), EENA granted warrants to purchase 20,000,000 shares of the EENA’s class B common stock exercisable at $1.50 per share. In the Merger, these warrants became warrants to purchase 20,000,000 shares of the Company’s common stock on the same terms. The warrants expire on September 1, 2011.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at May 31, 2006 (Date of Inception)	—	$—

Granted	20,000,000	1.50

Exercised	1,500,000	1.50

Forfeited	—	—

Outstanding at December 31, 2006	18,500,000	$1.50

Exercisable at December 31, 2006	18,500,000	$1.50

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
NOTE 8 - STOCK BASED COMPENSATION

In connection with the Agreement and Plan of Merger (See Note 1) the Company issued 1,025,000 common shares to two consultants. The company recorded an expense of $1,025,000 which represented the fair value of the shares on the measurement date.

Equity Plans

Effective as of September 1, 2006, the Company’s Board of Directors and Stockholders approved and adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allowed for the issuance of incentive stock options, non-qualified stock options and restricted stock to eligible employees and outside directors and consultants of the Company. The Company reserved 2,000,000 shares of common stock for issuance under the 2006 Plan. The exercise price of any option granted under the 2006 Plan could not be less than the fair value of the Company’s common stock on the date of grant.

Effective as of December 1, 2006, the Company’s Board of Directors and Stockholders terminated the 2006 Plan and approved and adopted the Omnibus Equity Incentive Plan (the “New Plan”). The New Plan allows for the issuance of non-qualified stock options and restricted stock awards, which are restricted shares of common stock, to eligible employees and outside directors and consultants of the Company. Incentive awards may be granted pursuant to the plan for 10 years from the date of the plan’s inception. The Board reserved a total of 7,500,000 shares of our common stock for issuance under the New Plan.

Stock Options

On September 1, 2006, the Company granted 1,000,000 stock options to four Company officers under the 2006 Plan. Each officer received 250,000 options. On October 9, the Company granted 100,000 options pursuant to the 2006 Plan to a consultant for services. On December 1, 2006 the Company granted 1,720,000 options to Company officers and employees and 300,000 options to a consultant for services under the New Plan.

The estimated fair value of the Company’s stock options is determined using the Black-Scholes option valuation model that uses various assumptions as noted in the table below. The weighted-average grant date fair value of employee stock options granted was $1.13 per share.

Expected volatility	56% - 84%
Expected dividends	0%
Expected term	3.5-6 years
Risk-free rate	4.4% - 4.7%

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

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

A summary of option activity as of December 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at May 31, 2006 (Date of Inception)	—	$—	—

Granted	3,120,000	1.92	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 31, 2006	3,120,000	$1.92	9.71

Exercisable at December 31, 2006	33,333	$4.48	10.0

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. The total expense recognized in 2006 for issuance of stock options was $332,000. Total unrecognized compensation cost related to unvested stock options was $3,188,000, which is expected to be recognized over a weighted-average period of 2.8 years.

Upon option exercise, the Company issues new shares of stock.

Restricted Shares

On December 1, 2006, the Company granted and issued 1,461,889 non-vested restricted shares, of which 166,667 were granted to a consultant for services rendered and the balance were granted to officers and employees of the Company. Under FAS 123R, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the common stock.

A summary of the status of the Company's non-vested restricted shares as of December 31, 2006 and changes during the period then ended is presented below:

	Shares	Weighted - Average Grant Date Fair Value
Restricted shares at May 31, 2006 (Date of Inception)	—	—

Issued	1,461,889	$2.25
Vested	—	—
Forfeited	—	—

Restricted shares at December 31, 2006	1,461,889	$2.25

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. The total expense recognized in 2006 for issuance of non-vested restricted shares was $235,000 and at December 31, 2006, the total related unrecognized compensation was $3,054,000, which is expected to be recognized over a period of 3 years.

The shares carry all rights of a stockholder except that transferability is restricted. Restrictions are lifted when shares are vested and appropriate arrangements have been made for the payment of taxes as set forth in the New Plan.

NOTE 9 - BENEFIT FROM INCOME TAXES

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

At December 31, 2006, the deferred tax asset approximated the following:

Deferred tax asset	$2,232,000
Less: Valuation allowance	(2,232,000)
Net deferred tax asset	$—

At December 31, 2006, the Company had an accumulated deficit in the amount of approximately $6,564,000, available to offset future taxable income through 2026. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH IPT ETHANOL, INC.

On August 3, 2006, EENA acquired all of the capital stock of IPT Ethanol, Inc. from Industrial Power Technology, its sole stockholder. IPT Ethanol, Inc. is a privately held corporation formed on July 18, 2006 and has had no operations from its date of inception through December 31, 2006. Prior to the closing, Industrial Power Technology assigned to IPT Ethanol, Inc. its rights to a letter of understanding with an energy provider in the State of Kansas (the “Utility”). The letter of understanding provides for a joint evaluation of the environmental and operational impact of constructing a 132 MMGY ethanol plant at a Utility location. Upon the receipt of favorable results from the joint evaluation and upon the satisfactory negotiation of business terms between the Utility and IPT Ethanol, Inc. for the development of the proposed plant, Utility and IPT Ethanol, Inc. intend to enter into a definitive agreement to construct an ethanol plant at the Utility location in Kansas. EENA paid $500,000 in cash for the acquisition of IPT Ethanol, Inc. The entire purchase price was allocated to the rights to the letter of understanding. The price was determined by negotiation with the sole owner and manager, Robert C. Walther, in an arms length transaction. Mr. Walther subsequently joined the Company as executive chairman. IPT Ethanol, Inc. had no assets and liabilities other than the rights to the letter of understanding with the Utility. Since the letter provided no benefit except an exclusive, short period of investigation it was deemed to have no continuing value and therefore was immediately expensed as an impairment.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - JOINT VENTURES

On August 4, 2006, EENA, a wholly owned subsidiary of Ethanex Energy, Inc., entered into a joint venture agreement with SEMO Milling, LLC, a privately held company (“SEMO”), for the purpose of manufacturing, distributing and selling ethanol and ethanol based products and corn-based products in a production plant to be co-located with a dry corn mill production facility. The joint venture will be conducted through Ethanex at SEMO Port, LLC (“SEMO Port”), a Missouri limited liability company. Pursuant to the joint venture agreement the Company will make an initial capital contribution of $30 million to SEMO Port. SEMO’s initial capital contribution will consist of assets having a net asset value of $15 million and an agreed upon value of $30 million. Both Ethanex Energy, Inc. and SEMO will have 50% ownership in SEMO Port. The formation of the joint venture is contingent upon the capital contributions. The Company is currently negotiating the terms of the joint venture agreement with SEMO. (See Note 13). If we enter into a final executed agreement, then we will evaluate the joint venture under FIN 46 (R) to determine if the Company is the primary beneficiary. (Note 2).

Through December 31, 2006, the Company spent $3,727,211 related to the joint venture, $2,000,000 of which is a deposit against the initial capital contribution of $30 million and $1,727,211 is for the design and construction of the ethanol plant.

In August 2006, the Company entered into a letter agreement with Star Ethanol, LLC (“Star”) and on September 17, 2006 entered into a joint venture agreement with Star to construct and operate an ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol related products. The joint venture will operate as Ethanex Southern Illinois, LLC (“Ethanex Southern”).The Company’s initial membership interest in Ethanex Southern is 85% and Star’s initial membership interest is 15%. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. The Company has provided an initial contribution of $2,000,000 against an anticipated total contribution of $63,750,000. The Company will also contribute tangible and intangible assets and management expertise. Star’s initial contribution to the joint venture will be $11,250,000, which is 15% of the anticipated cost of the construction. Due to the Company’s controlling financial interest in this joint venture it has been consolidated as of December 31, 2006. In the event Star is unable to make its initial contribution, the Company has agreed to advance Star up to $4,000,000 toward its initial contribution in the form of a senior subordinated debenture, which will bear interest at the rate of 11% per year. Ethanex Southern is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction. Ethanex Southern contributed $19,000 of interest income and $ $37,000 of expenses to the consolidated financial statements for the period ended December 31, 2006. Assets of the joint venture totaled $2,547,000, which consisted of cash and construction in progress. Liabilities of the joint venture totaled $76,000 for accrued expenses including $63,000 due to Ethanex Energy for construction costs which has been eliminated in consolidation.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which generally provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options, restricted stock and other benefits, including severance pay. Termination of the agreements may be made by either party with advance notice. All related stock options and restricted stock were granted in 2006.

Operating Leases

On July 17, 2006, EENA entered into a non-cancelable lease for its office premises with a term of one year. Under the leasing arrangement the Company pays the expenses related to the leased property. The base annual rent under the operating lease is $11,100. The lease may be renewed at our option for a period of five years with an annual increase in rent expense of 3% per year.

On October 11, 2006, the Company entered into a non-cancelable lease for office premises in North Adgars Wharf, South Carolina commencing November 1, 2006 for a term of five years. The base annual rent under the operating lease for the initial year is $18,590.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The following is a schedule by year of future minimum rental payments required under this lease:

Year ending December 31:
2007	$18,683
2008	19,244
2009	19,821
2010	20,415
2011	17,436
Total	$$95,599

Total rental expense for the period was $7,023.

NOTE 13 - SUBSEQUENT EVENTS

On March 23, 2007, EENA entered into a Ninth Amendment to Joint Venture Agreement with SEMO Milling, LLC, amending the Joint Venture Agreement dated August 4, 2006. The Ninth Amendment extended to April 30, 2007 (from March 23, 2007) the deadline for performing specified actions and activities under the Joint Venture Agreement (which is referred to as the “effective date”) including: entering into certain agreements related to the joint venture, making initial capital contributions to the joint venture, and obtaining third-party financing for the joint venture. The Company and SEMO have extended the “effective date” under the Joint Venture Agreement several times, and further extensions may occur. The Company cannot predict the outcome of discussions with SEMO or what effect such discussions may have on its business relationship with SEMO or future business activities between SEMO and the Company.

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
10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.9	2006 Equity Incentive Plan.**	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).
10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).
10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).
10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).
10.13	Employment Agreement dated October 9, 2006.**	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).
10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex, Energy North America, Inc.*	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)

10.15	Operating Agreement of Ethanex at SEMO Port, LLC dated August 4, 2006*	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)
10.16	Amendment to Joint Venture Agreement, dated August 30, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).
10.17	Second Amendment to Joint Venture Agreement, dated November 20, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).
10.18	Third Amendment to Joint Venture Agreement, dated November 22, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).
10.19	Fourth Amendment to Joint Venture Agreement, dated December 8, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).
10.20	Fifth Amendment to Joint Venture Agreement, dated January 30, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).
10.21	Sixth Amendment to Joint Venture Agreement, dated February 9, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).
10.22	Seventh Amendment to Joint Venture Agreement, dated February 16, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).
10.23	Eighth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007 (File No. 333-129810).
10.24	Ninth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007 (File No. 333-129810).
10.25	Omnibus Equity Incentive Plans	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.26	Form of Stock Option Agreement for Robert C. Walther, Albert W. Knapp, III, Randall L. Rahm and Bryan J. Sherbacow	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.27	Stock Option Agreement, dated December 1, 2006, for David J. McKittrick	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.28	Restricted Stock Agreement, dated December1, 2006, for David J. McKittrick	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.25	Form of Stock Option Agreement for Robert C. Walther, Albert W. Knapp, III, Randall L. Rahm and Bryan J. Sherbacow	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.26	Stock Option Agreement, dated December 1, 2006, for David J. McKittrick	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
10.27	Restricted Stock Agreement, dated December1, 2006, for David J. McKittrick	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).
21.1	Subsidiaries of Ethanex Energy, Inc.*
31.1	Rule 15(d)-14(a) Certification of Ethanex Energy, Inc.’s principal executive officer*
31.2	Rule 15(d)-14(a) Certification of Ethanex Energy, Inc.’s principal financial officer*
32.1	Rule 15(d)-14(b) Certification of Ethanex Energy, Inc.’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Rule 15(d)-14(b) Certification of Ethanex Energy, Inc.’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.