Form 10QSB
period 2007-03-31
ETHANEX ENERGY, INC.
filed 2007-05-15
CIK 1343611

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

ETHANEX ENERGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	2860	Pending
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

14500 Parallel Road, Suite A
Basehor, KS 66007
(913) 724-4106
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 10, 2007, the registrant had 64,261,889 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes  ☒ No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Ethanex Energy, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed unaudited financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed unaudited financial statements for the quarter ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

  ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$4,470,093	$5,961,775
Investments	6,500,000	6,950,000
Other current assets	497,836	66,430
Total current assets	11,467,929	12,978,205

Property and equipment, net	1,317,343	1,201,106

Investment in joint venture and other assets	3,770,115	3,727,211

Other assets	3,999	3,999

TOTAL ASSETS	$16,559,386	$17,910,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$609,036	$1,054,271
Current portion notes payable	11,692	11,558
Total current liabilities	627,728	1,065,829

Notes payable	42,451	45,556

TOTAL LIABILITIES	663,179	1,111,385

Minority interest in equity of subsidiary	484,586	486,481

Stockholders’ Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 64,236,889 issued and outstanding	64,237	63,987
Additional paid-in capital	24,241,993	22,812,489
(Deficit) accumulated during the development stage	(8,894,609)	(6,563,821)

TOTAL STOCKHOLDERS' EQUITY	15,411,621	16,312,655

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,559,386	$17,910,521

See notes to condensed unaudited consolidated financial statements.

  ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2007 AND DECEMBER 31, 2006

	Three Months Ended March 31, 2007	May 31, 2006 (Inception) to December 31, 2006

Operating revenues	$—	$—

Cost of sales	—	—

Gross profit	—	—

General and administrative expense	2,470,518	6,303,355

Impairment in IPT ethanol	—	500,000

Total operating expenses	2,470,518	6,803,355

Operating (loss)	(2,470,518)	(6,803,355)

Interest income	138,439	236,796

Interest expense	(604)	—

Minority interest in income of consolidated subsidiary	1,895	2,738

(Loss) before provision for income tax	(2,330,788)	(6,563,821)

Provision for income tax	—	—

Net (loss)	$(2,330,788)	$(6,563,821)

(Loss) per share	$(0.04)	$(0.10)

Weighted average shares outstanding	63,989,667	62,877,816

See notes to condensed unaudited consolidated financial statements.

  ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2007 AND DECEMBER 31, 2006

			Class A		Class B			Deficit
	Common Stock		Common Stock		Common Stock		Additional	Accumulated-	Total
	Shares	Par	Shares	Par	Shares	Par	Paid-in Capital	Development Stage	Stockholders’ Equity
Balance May 31, 2006	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of stock	400	4							4

Private offering, net of fees					20,000,000	200,000	18,835,559		19,035,559

Recapitalization prior to reverse merger	(400)	(4)	34,000,000	340,000			(339,996)		—

Stock conversion related to reverse merger	60,000,000	60,000	(34,000,000)	(340,000)	(20,000,000)	(200,000)	480,000		—

Stock issued to consultants for services related to merger	1,025,000	1,025					1,023,975		1,025,000

Exercise of stock warrants	1,500,000	1,500					2,248,500		2,250,000

Employee compensation-stock options	—						185,681		185,681

Stock options granted for consulting services	—						145,494		145,494

Restricted stock issued for consulting services	166,667	167					15,618		15,785

Employee compensation-restricted stock issued	1,295,222	1,295					217,658		218,953

Net (loss)								(6,563,821)	(6,563,821)

Balance December 31, 2006	63,986,889	$63,987	—	$—	—	$—	$22,812,489	$(6,563,821)	$(16,312,655)

Stock issued to consultant for services related to merger	250,000	250					249,750		250,000

Employee compensation-stock options granted							373,045		373,045

Stock options granted for consulting services							107,148		107,148

Restricted stock issued for consulting services							46,854		46,854

Employee compensation-restricted stock issued							652,707		652,707

Net (loss)								(2,330,788)	(2,330,788)

Balance March 31, 2007	64,236,889	$64,237	—	$—	—	$—	$24,241,993	$(8,894,609)	$15,411,621

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2007 AND DECEMBER 31, 2006

	Three Months Ended	May 31, 2006 (Inception)
	March 31, 2007	to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,330,788)	$(6,563,821)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	1,025,752	404,634
	154,002	1,186,278
Impairment(loss) in IPT Ethanol	—	500,000
Depreciation	13,679	10,218
Change in assets and liabilities:
(Increase) in other current assets	(431,407)	(66,430)
(Increase) in other assets	—	(3,998)
Increase in accrued expenses	(197,129)	1,051,537

Net cash used by operating activities	(1,765,891)	(3,481,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(129,916)	(1,153,163)
Proceeds from sale of investments	2,200,000	11,150,000
Purchase of investments	(1,750,000)	(18,100,000)
Investment in joint venture	(42,904)	(4,227,211)

Net cash used by investing activities	277,180	(12,330,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	21,285,559
Member contribution	—	489,219
Principal payment on notes payable	(2,971)	(1,047)

Net cash provided by financing activities	(2,971)	21,773,731

Increase in cash	(1,491,682)	5,961,775

Cash and cash equivalents May 31, 2006 (inception)	5,961,775	—

Cash and cash equivalents December 31, 2006	$4,470,093	$5,961,775

Supplemental information:
Cash paid for:
Interest	604	—
Income Tax	—	—

Non cash financing and investing activities:
Acquisition of assets by entering into note payable	$—	$58,161
Stock based compensation	1,025,752	404,634
Stock based compensation for consulting services	154,002	1,186,278

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited consolidated financial statements should be read in conjunction with the Form 10-KSB Annual Report filed on April 2, 2007, which includes the audited financial statements of Ethanex Energy, Inc. and notes thereto for the period from May 31, 2006 (date of inception) to December 31, 2006. Operating results for May 31, 2006 (date of inception) through March 31, 2007 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2007.

Ethanex Energy, Inc. (the “Company”) is a development stage company which plans to engage in the business of producing fuel ethanol through the ownership and operation of ethanol plants. The ethanol expected to be produced by plants constructed or acquired by the Company is intended to be used by refineries as a blend component in the U.S. gasoline fuel market. Additionally, the Company anticipates that the plants will produce dried distilled grains, which are used in the manufacture of various animal feeds, and other corn by-products, including food grade corn oil.

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

All potential dilutive securities made up of 18,500,000 warrants issued in connection with a private placement and 3,120,000 shares issuable under outstanding stock options were anti-dilutive as of March 31, 2007.

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net (loss) for the period ended March 31, 2007.The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future capital requirements will depend on many factors, including the success of the Company's ethanol plant development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007, the Company’s cash and cash equivalent’s exceeded federally insured limits by $4,370,000.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2007 property and equipment consist of the following:

Computer equipment and software	$150,569
Furniture and fixtures	40,929
Leasehold improvements	51,457
Vehicles	58,161
Construction in progress	1,040,124
Less accumulated depreciation and amortization	(23,897)
Total	$1,317,343

The majority component of the construction in progress relates to a Project Development Agreement with Delta-T Corporation, dated August 6, 2006, which provides for general project development and preliminary engineering services and providing a basic process engineering package suitable for estimating construction costs by others for an ethanol plant to be sited in Franklin County, Illinois. The cost incurred by the Company under this agreement for preliminary engineering is $750,000. Upon completion of the services to be provided under this agreement, the Company will either negotiate a contract with Delta-T for the construction of the facility or will enter into a technology transfer, engineering and equipment procurement contract, pursuant to which the Company will pay a one-time technology licensing fee of $3,000,000.

Depreciation expense for the period ended March 31, 2007 was $13,679.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the long term outstanding balance on secured borrowings related to the purchase of two vehicles, one purchased for $31,408 with a non-interest bearing note with a monthly payment of $523 over 5 years starting December 2006 and the other for $26,753 with a note bearing an interest rate 9.19% with a monthly payment of $668 over 4 years starting January 2007. Interest expense incurred for the period ended March 31, 2007 was $604.

The following is a schedule by year of future payments required under these notes:

Year ending December 31:
2007	$8,587
2008	12,638
2009	13,247
2010	13,909
2011	5,762
Total	$54,143

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

In connection with the private placement offering EENA entered into a Registration Rights Agreement with the investors in the offering, which has been assumed by the Company. Under the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement with the SEC covering the Company’s common stock received by holders of EENA’s class B stock in the Merger within 90 days of the Merger which occurred on September 1, 2006. If the Company failed to file a registration statement within 90 days, the reverse merger or the registration statement would fail to become effective within 90 days of filing and the Company would become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering. The Company amended the Registration Rights Agreement to extend the deadline and filed the registration statement timely in January 2007. The Company has further amended the Registration Rights Agreement to provide that if the registration statement is not declared effective by June 29, 2007 then the Company will become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering plus a one time payment of 3% of purchase price. The likelihood of the Company having to make any payments under the arrangement has been assessed as remote and therefore none of the proceeds were allocated to a contingent liability nor was any contingency accrued for at December 31, 2006 pursuant to FSP EITF 00-19-2.

Stock Outstanding

The Articles of Incorporation of the Company, as amended to date, authorize the issuance of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, each having a par value of $0.001 per share. As of March 31, 2007, there were 64,236,889 shares of common stock outstanding. At March 31, 2007, the Company was authorized to issue 10,000,000 shares of “blank check” preferred stock, none of which has been designated, issued or outstanding. The Board of Directors is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series.

Stock Warrants

In connection with the Private Offering (see above), EENA granted warrants to purchase 20,000,000 shares of the EENA’s class B common stock exercisable at $1.50 per share. In the Merger, these warrants became warrants to purchase 20,000,000 shares of the Company’s common stock on the same terms. The warrants expire on September 1, 2011.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2007, is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	18,500,000	$1.50

Granted	—	—

Exercised	—	—

Forfeited	—	—

Outstanding at March 31, 2007	18,500,000	$1.50

Exercisable at March 31, 2007	18,500,000	$1.50

NOTE 8 - STOCK BASED COMPENSATION

In connection with the Agreement and Plan of Merger (See Note 1) the Company issued 1,300,000 common shares to three consultants. The company recorded an expense of $1,300,000 which represented the fair value of the shares on the measurement date.

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

A summary of option activity as of March 31, 2007 is presented below:
	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2006	3,120,000	$1.92	1.92

Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2007	3,120,000	$1.92	9.71

Exercisable at March 31, 2007	33,333	$4.48	10.0

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. The total expense recognized to date in 2007 for issuance of stock options is $480,000. Total unrecognized compensation cost related to unvested stock options was $2,708,000, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of the status of the Company's non-vested restricted shares as of March 31, 2007 and changes during the period then ended is presented below:

	Shares	Weighted - Average Grant Date Fair Value
Restricted shares at December 31, 2006	1,461,889	2.25

Issued	—	$—
Vested	—	—
Forfeited	—	—

Restricted shares at March 31, 2007	1,461,889	$2.25

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation. The total expense recognized to date in 2007 for issuance of non-vested restricted shares is $700,000 and at March 31, 2007, the total related unrecognized compensation was $2,354,000, which is expected to be recognized over a period of 3 years.

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

At March 31, 2007, the deferred tax asset approximated the following:

Deferred tax asset	$3,024,000
Less: Valuation allowance	(3,024,000)
Net deferred tax asset	$—

At March 31, 2007, the Company had an accumulated deficit in the amount of approximately $8,895,000, available to offset future taxable income through 2026. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 11 - JOINT VENTURES

On August 4, 2006, EENA, a wholly owned subsidiary of Ethanex Energy, Inc., entered into a joint venture agreement with SEMO Milling, LLC, (“SEMO”, a privately held company) for the purpose of manufacturing, distributing and selling ethanol and ethanol based products and corn-based products in a production plant to be co-located with a dry corn mill production facility. This agreement was terminated on April 28, 2007 as more fully described in Note 13.

Through March 31, 2007, the Company spent $3,770,115 related to the joint venture, $2,000,000 of which is a deposit against the initial capital contribution of $30 million and $1,770,115 is for the design and construction of an ethanol plant.

In August 2006, the Company entered into a letter agreement with Star Ethanol, LLC (“Star”) and on September 17, 2006 entered into a joint venture agreement with Star to construct and operate an ethanol facility in Franklin County, Illinois utilizing fractionation technology in the production of ethanol and ethanol related products. The joint venture will operate as Ethanex Southern Illinois, LLC (“Ethanex Southern”).The Company’s initial membership interest in Ethanex Southern is 85% and Star’s initial membership interest is 15%. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. The Company has provided an initial contribution of $2,000,000 against an anticipated total contribution of $63,750,000. Star’s initial contribution to the joint venture will be $11,250,000, which is 15% of the anticipated cost of the construction. Due to the Company’s controlling financial interest in this joint venture it has been consolidated as of March 31, 2007. In the event Star is unable to make its initial contribution, the Company has agreed to advance Star up to $4,000,000 toward its initial contribution in the form of a senior subordinated debenture, which will bear interest at the rate of 11% per year. Ethanex Southern is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction. Ethanex Southern contributed $34,000 of interest income and $47,000 of expenses to the consolidated financial statements for the period ended March 31, 2007. Assets of the joint venture totaled $2,512,000, which consisted of cash and construction in progress. Liabilities of the joint venture totaled $54,000 for accrued expenses.

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

Operating Leases

On July 17, 2006, EENA entered into a non-cancelable lease for its office premises with a term of one year. Under the leasing arrangement the Company pays the expenses related to the leased property. The base annual rent under the operating lease is $11,100. The lease may be renewed at our option for a period of five years with an annual increase in rent expense of 3% per year. On March 15, 2007, Ethanex Energy, Inc., entered into a new non-cancelable lease arrangement for expanded office premises with a term of eighteen months, which replaced the previous lease entered into on July 17, 2006 by EENA. Under the new lease, the Company pays the expense related to the leased property. The base annual rent under the operating lease is $20,400. The lease may be renewed at our option for a period of five years with an annual increase in rent expense of 3% per year.

The following is a schedule by year of future minimum rental payments required under this lease:

Year ending December 31:
2008	$15,300
Total	$15,300

On October 11, 2006, the Company entered into a non-cancelable lease for office premises in Charleston, South Carolina commencing November 1, 2006 for a term of five years. The base annual rent under the operating lease for the initial year is $18,590.

The following is a schedule by year of future minimum rental payments required under this lease:

Year ending December 31:
2007	$14,012
2008	19,244
2009	19,821
2010	20,415
2011	17,436
Total	$90,928

Total rental expense for the period was $7,423.

NOTE 13 - SUBSEQUENT EVENTS

On April 28, 2007, the Company received a letter from SEMO Milling, LLC (“SEMO”) informing it that SEMO was terminating the Joint Venture Agreement that had been originally signed with SEMO on August 4, 2006. The Agreement originally envisioned that the Joint Venture would begin operations by the end of 2006, but the Company and SEMO postponed this date multiple times over the last 5 months. Since late December, the Company had been engaged in discussions with SEMO about the contemplated Joint Venture, and ultimately the Company and SEMO were unable to reach agreement on how to proceed and how each company would best realize the anticipated benefits of the venture. Consequently, the Company agreed with SEMO that the original agreement should be terminated, and SEMO sent it the termination letter. As originally envisioned, the Company expected to cooperate with SEMO to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. The Company also originally envisioned that the Joint Venture would utilize corn fractionation technology developed by SEMO. Despite the termination, the Company has agreed with SEMO that it will continue working to obtain a permit for the SEMO site and the Company still intends to explore the potential for constructing an ethanol plant that uses next generation ethanol production technology, including the Buhler corn fractionation system, at the SEMO port site in Missouri, although there is no guarantee that suitable arrangements can be achieved.

Pursuant to the terms of the Joint Venture Agreement, upon termination SEMO was entitled to keep approximately $2.0 Million that the Company had contributed to the joint venture through the termination date in connection with the ongoing permitting at the site. The Company is currently in the process of determining the ownership and disposition of the assets of the project, as well as the value of amounts invested by the Company in the development of the project. The Company currently estimates that expenditures of approximately $ 2,734,555 incurred by the Company in connection with the development of the project will be deemed to have no ongoing value. The Company anticipates that it will write off these expenditures as an impairment charge during the second quarter.

ITEM 2. MANAGEMENT’S PLAN OF OPERATIONS

We are a development stage company planning to engage in the business of producing fuel ethanol through the ownership and operation of ethanol plants. Our objective is to become one of the ethanol industry’s lowest-cost producers. We intend to market the ethanol we produce to refineries for use as a blend component in the U.S. gasoline fuel market. In addition, as a byproduct of our ethanol fuel operations, we intend to produce and sell dried distiller grains, which we refer to as DDG, and other commercially useful corn by-products, including food grade corn oil. DDG are used in the manufacture of various animal feeds.

We believe that there is a significant market opportunity in the ethanol industry resulting from various government mandated programs and market forces and events. To address this business opportunity, we are pursuing the following business strategies:

•	commercialize corn fractionation technology to take advantage of the economic benefits of fractionation in the ethanol production process;

•	acquire superior sites for the development of greenfield, state of the art ethanol production facilities;

•	acquire ethanol plants during construction to take advantage of existing regulatory approvals and reduce the timeline for bringing our plants on line;

•	align ourselves with existing producers to help them improve their efficiency using our technical expertise; and

•	utilize our management’s experience in the coal-fired electric utility sector for brownfield development of low-cost ethanol plants.

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

If we are able to execute our strategies effectively, we believe that we can establish annual production capacity of over 500 MMGY of denatured, fuel grade ethanol by 2010. We are working to achieve this target through the development of one greenfield facility, one or more brownfield facilities and the possible acquisition of existing production capacity. We are actively developing plans to construct ethanol plants with a capacity of approximately 130 MMGY on each of the sites discussed below. We estimate that the capital costs of new capacity, excluding capitalized interest, is approximately $2.00 per gallon of annual capacity. If we are able to develop our projects or acquire existing capacity at that cost, we will need to obtain new equity and debt financing of more than $1 billion to achieve our annual production capacity of 500 MMGY.

One of our main goals is to develop and commercialize fractionation technology for application in the production of ethanol because of the economic advantages of that process. In most existing ethanol plants, the corn is broken down using a hammer mill process. After the corn kernel has been crushed, all of the material from the kernel is then fed into the ethanol process. Approximately 17% of the kernel, consisting of the bran and the germ, has no benefit in the production of ethanol and actually increases the amount of energy used in the process. Fractionation is a process that separates the germ and the bran in a corn kernel from the endosperm. The endosperm contains the starch that is used to make ethanol. Fractionation leads to increased ethanol productivity and decreased ethanol production costs through increased plant output, decreased water use, decreased energy consumption, creation of a higher protein, higher value DDG, and the generation of additional corn by-products that can be further processed or consumed in a biomass boiler as a substitute for natural gas. We intend to utilize fractionation for all of our ethanol projects, whether it is in the development of new facilities or in the acquisition of existing capacity. Recently, we have entered into an agreement with Buhler, Inc. (“Buhler”), a Minnesota company, to jointly market a bio-refinery ethanol production system that includes Buhler’s proprietary corn fractionation system.

In addition to our recent agreement to jointly market Buhler’s corn-fractionation technology, we have also been focused on the development of new ethanol facilities at sites in Kansas and Illinois as opposed to actively pursuing business relationships with existing producers or acquiring ethanol plants during construction. We have had preliminary discussions from time to time with existing developers and producers with regard to their interest in fractionation technology, but none of those discussions have resulted in any business arrangements.

Bio-Refinery Ethanol Production System

As mentioned above, on April 20, 2007, we entered into a Joint Marketing Agreement (the “Marketing Agreement”) with Buhler to collaborate on and jointly market a bio-refinery ethanol production system. Pursuant to the terms of the Marketing Agreement, we have agreed to grant to Buhler, and Buhler has agreed to grant to us, a right of first participation in all sales related to the bio-refinery ethanol production system. In addition, we have an option to acquire one of Buhler’s corn fractionation systems on or before May 31, 2007. The Buhler corn fractionation system is a proprietary corn processing system using Buhler roller mills and other designated equipment and processes that produces corn endosperm, bran and “whole” germ fractions for use in the production of fuel ethanol and ethanol co-products. We also have an option to purchase two additional corn fractionation systems from Buhler on or before December 31, 2007. The purchase price for the systems will be determined during the negotiations of the purchase agreements for each acquisition.

Brownfield Development Opportunity

One of our wholly-owned subsidiaries, IPT Ethanol, Inc. (“IPT”) is a party to a letter of understanding (“LOU”) with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by the electric utility in northeast Kansas. Recently, we completed a study in conjunction with an independent engineering firm which reported favorable results. This study has been reviewed by the utility and they expressed a willingness to proceed with further negotiations. Upon the satisfactory negotiation of business terms with the electric utility for the development of the proposed plant, we intend to enter into a definitive agreement to site the ethanol plant at the coal-fired generating facility pursuant to our brownfield co-location strategy. Our ability to participate in this project is wholly dependent, however, on the successful fulfillment of several conditions, including the negotiation of a definitive agreement with the electric utility and the following additional conditions:

•	favorable results for the siting of the facility;

•	receipt of all necessary environmental and other permits which are expected to take approximately six months to obtain after execution of a definitive agreement;

•	acquisition of capital for the development and construction of the plant;

•	securing acceptable terms for the purchase of excess steam and other shared services from the electric utility; and

•	review and approval of the project by the electric utility's board of directors.

If we are unable to satisfy any of these conditions, we may be unable to proceed with the development of an ethanol plant on this site. There can be no assurance that we will be successful in our efforts, as many of these conditions are outside of our control.

Missouri Greenfield Opportunity

On April 28, 2007, we received a letter from SEMO Milling, LLC (“SEMO”) informing it that SEMO was terminating the Joint Venture Agreement that had been originally signed with SEMO on August 4, 2006. The Agreement originally envisioned that the Joint Venture would begin operations by the end of 2006, but we and SEMO postponed this date multiple times over the last 5 months. Since late December, we have been engaged in discussions with SEMO about the contemplated Joint Venture, and ultimately we and SEMO were unable to reach agreement on how to proceed and how each company would best realize the anticipated benefits of the venture. Consequently, we agreed with SEMO that the original agreement should be terminated, and SEMO sent us the termination letter. As originally envisioned, we expected to cooperate with SEMO to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. We also originally envisioned that the Joint Venture would utilize corn fractionation technology developed by SEMO. Despite the termination, we have agreed with SEMO that we will continue working to obtain a permit for the SEMO site and the Company still intends to explore the potential for constructing an ethanol plant that uses next generation ethanol production technology, including the Buhler corn fractionation system, at the SEMO port site in Missouri, although there is no guarantee that suitable arrangements can be achieved.

Pursuant to the terms of the Joint Venture Agreement, upon termination SEMO was entitled to keep approximately $2.0 Million that we had contributed to the joint venture through the termination date in connection with the ongoing permitting at the site. We are currently in the process of determining the ownership and disposition of the assets of the project, as well as the value of amounts invested by us in the development of the project. We currently estimate that expenditures of approximately $2,734,555 incurred by us in connection with the development of the project will be deemed to have no ongoing value. We anticipate that we will write off these expenditures as an impairment charge during the second quarter.

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

We will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to acquire an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. Our initial contribution to Ethanex Southern was $2.0 million and we will be principally responsible for all aspects of the development and operation of the facility. We have agreed to acquire the financing necessary to complete the plant as well as oversee the design and construction of the plant. Star’s initial contribution will be a total of $11.3 million, which is 15% of the anticipated cost of construction with 70% leverage. In the event Star is unable to make its initial capital contribution, we have agreed to advance Star up to $4.0 million toward its initial contribution in exchange for a senior subordinated debenture from Star, which will bear interest at the rate of 11% per year, compounded quarterly.

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

Costs of Development Activities and Financing Efforts

We have been incurring various costs for feasibility studies, preliminary engineering, environmental permit applications and legal fees for the development of the three sites described above, including SEMO. Permits have been applied for with respect to the SEMO and Star sites and we expect that those permits will be issued in the near future. As stated above, we have agreed with SEMO that we will continue working to obtain a permit for the SEMO site. Permits for the IPT site will be applied for as soon as a definitive agreement is reached with our utility partner and we anticipate that the permit can be obtained by the end of 2007. Once the permits are obtained we believe we can quickly negotiate final construction contracts and could begin construction at one of the sites by the third quarter of 2007, subject to obtaining adequate financing.

In addition to these permitting expenses, we anticipate incurring various costs associated with testing and marketing the bio-refinery production system we will be jointly marketing with Buhler. Pursuant to the terms of the Marketing Agreement, we have agreed to share equally in the cost associated with tests conducted on Buhler’s corn fractionation system at the National Corn-to-Ethanol Research Center in Edwardsville, Illinois in March and April 2007. As a result of this arrangement, we will have access to test data produced during this testing and permission to use it for our business purposes.

Since December 2006, we have been actively exploring potential sources of financing for our projects. In early February 2007 we signed a mandate letter with an international commercial bank and an investment bank to provide up to $550.0 million of debt financing for our development projects, subject to the banks’ satisfaction with a number of conditions, including due diligence by the banks, receipt of favorable reports from independent consultants, our receipt of commitments for new equity in the amount of at least $150.0 million, credit committee approval by the banks, and other customary closing conditions. We are working toward satisfying the various conditions, but there can be no assurance that all of the conditions will be met. Simultaneously with discussions with potential lenders, we have been meeting with various potential sources of equity capital. We are exploring the availability of private equity capital as well as studying the feasibility of raising capital through a registered secondary offering of our securities. We have not yet entered into any agreements for the necessary equity to fund our growth and there can be no assurance that such capital will be available.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements .

Liquidity and Capital Resources

Our principal source of liquidity was our private offering of units, which closed on September 1, 2006, from which we received gross proceeds of $20.0 million. As of March 31, 2007 we had approximately $11.0 million of cash and investments which we believe is sufficient to support our routine monthly administrative expenses, excluding development related expenses, of approximately $0.35 million for a period of approximately 31 months. However, to successfully continue developing the two projects we are actively pursuing, including the building of anticipated facilities, we will need to obtain financing in the amount of approximately $700 million over the next twelve months, which would enable us to proceed with the construction of planned projects involving Star and IPT. If we are unable to arrange such financing or are unable to obtain additional funding for operating expenses we may not be able to continue as a going concern. If we are able to obtain the necessary financing, we expect to hire substantially more employees on an as-needed basis, commensurate with our continued growth and development

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of March 31, 2007. Based on the evaluation as of March 31, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. As of March 31, 2007, no legal proceedings or claims are pending against or involve our Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 5. OTHER INFORMATION

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

10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.9	2006 Equity Incentive Plan.**	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company .	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).

10.13	Employment Agreement dated October 9, 2006.**	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).

10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex, Energy North America, Inc.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)

10.15	Operating Agreement of Ethanex at SEMO Port, LLC dated August 4, 2006	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)

10.16	Amendment to Joint Venture Agreement, dated August 30, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.17	Second Amendment to Joint Venture Agreement, dated November 20, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.18	Third Amendment to Joint Venture Agreement, dated November 22, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.19	Fourth Amendment to Joint Venture Agreement, dated December 8, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).

10.20	Fifth Amendment to Joint Venture Agreement, dated January 30, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).

10.21	Sixth Amendment to Joint Venture Agreement, dated February 9, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).

10.22	Seventh Amendment to Joint Venture Agreement, dated February 16, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).

10.23	Eighth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007 (File No. 333-129810).

10.24	Ninth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007 (File No. 333-129810).

10.25	Omnibus Equity Incentive Plans **	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.26	Form of Stock Option Agreement for Robert C. Walther, Albert W. Knapp, III, Randall L. Rahm and Bryan J. Sherbacow **	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.27	Stock Option Agreement, dated December 1, 2006, for David J. McKittrick **	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.28	Restricted Stock Agreement, dated December 1, 2006, for David J. McKittrick **	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.29	Termination Agreement, dated April 28, 2007, by and between SEMO Milling LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-129810).

10.30	Joint Marketing Agreement, dated April 20, 2007, by and between Ethanex Energy, Inc. and Buhler, Inc.*

10.31	Amendment to the Registration Rights Agreement, dated May 3, 2007, by and between Ethanex Energy, Inc. and the holders of a majority of the shares under the Registration Rights Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-129810).

31.1	Certification by Chief Executive Officer.*

31.2	Certification by Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHANEX ENERGY, INC.
/s/ Albert W. Knapp, III
By: Albert W. Knapp, III
Its: President and Chief Executive Officer

/s/ David J. McKittrick
By: David J. McKittrick
Its: Executive Vice President and Chief Financial Officer

Dated: May 15, 2007