Form 10QSB/A
period 2007-03-31
ETHANEX ENERGY, INC.
filed 2007-07-02
CIK 1343611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No.1
to
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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2007 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-QSB/A is being filed to restate the financial statements and modify the accompanying notes contained therein to reflect an impairment charge discussed in Note 2 and also to modify the inception to date column shown in the financial statements.

We have not updated the information contained herein for events occurring subsequent to March 31, 2007, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Ethanex Energy, Inc., a Nevada corporation (the “Company”) have been restated to reflect the impairment of an investment, as more fully described in Note 2 of the condensed unaudited consolidated financial statements. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed unaudited financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed unaudited financial statements for the quarter ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(As Restated)
ASSETS

Current assets
Cash and cash equivalents	$4,470,093	$5,961,775
Investments	6,500,000	6,950,000
Other current assets	497,836	66,430
Total current assets	11,467,929	12,978,205

Property and equipment, net	2,352,903	1,201,106

Investment in joint venture	0	3,727,211

Other assets	3,999	3,999
TOTAL ASSETS	$13,824,831	$17,910,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$609,036	$1,054,271
Current portion notes payable	11,692	11,558
Total current liabilities	620,728	1,065,829

Notes payable	42,451	45,556
TOTAL LIABILITIES	663,179	1,111,385

Minority interest in equity of subsidiary	484,586	486,481

Stockholders’ Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 64,236,889 issued and outstanding	64,237	63,987
Additional paid-in capital	24,241,993	22,812,489
(Deficit) accumulated during the development stage	(11,629,164))	(6,563,821)
TOTAL STOCKHOLDERS' EQUITY	12,677,066	16,312,655
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,824,831	$17,910,521

See notes to condensed unaudited consolidated financial statements.

  ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2007

	Three Months Ended March 31, 2007	May 31, 2006 (Inception) to March 31, 2007
	(As Restated)	(As Restated)
Operating revenues	$—	$—

Cost of sales	—	—

Gross profit	—	—

General and administrative expense	2,470,518	8,773,873

Impairment in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC	2,734,755	3,234,555
Total operating expenses	5,205,073	12,008,428

Operating loss	(5,205,073)	(12,008,428)

Interest income	138,439	375,235

Interest expense	(604)	(604)

Minority interest in income of consolidated subsidiary	1,895	4,633
Loss before provision for income tax	(5,065,343)	(11,629,164)

Provision for income tax	—	—
Net loss	$(5,065,343)	$(11,629,164)

Loss per share	$(0.08)	$(0.18)

Weighted average shares outstanding	63,989,667	63,349,828

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED MARCH 31, 2007

			Class A		Class B			Deficit
	Common Stock		Common Stock		Common Stock		Additional	Accumulated-	Total
	Shares	Par	Shares	Par	Shares	Par	Paid-in Capital	Development Stage	Stockholders’ Equity
Balance May 31, 2006	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of stock	400	4							4

Private offering, net of fees					20,000,000	200,000	18,835,559		19,035,559

Recapitalization prior to reverse merger	(400)	(4)	34,000,000	340,000			(339,996)		—

Stock conversion related to reverse merger	60,000,000	60,000	(34,000,000)	(340,000)	(20,000,000)	(200,000)	480,000		—

Stock issued to consultants for services related to merger	1,025,000	1,025					1,023,975		1,025,000

Exercise of stock warrants	1,500,000	1,500					2,248,500		2,250,000

Employee compensation-stock options	—						185,681		185,681

Stock options granted for consulting services	—						145,494		145,494

Restricted stock issued for consulting services	166,667	167					15,618		15,785

Employee compensation-restricted stock issued	1,295,222	1,295					217,658		218,953

Net loss								(6,563,821)	(6,563,821)
Balance December 31, 2006	63,986,889	$63,987	—	$—	—	$—	$22,812,489	$(6,563,821)	$(16,312,655)

Stock issued to consultant for services related to merger	250,000	250					249,750		250,000

Employee compensation-stock options granted							373,045		373,045

Stock options granted for consulting services							107,148		107,148

Restricted stock issued for consulting services							46,854		46,854

Employee compensation-restricted stock issued							652,707		652,707

Net loss (As Restated)								(5,065,343)	(5,065,343)
Balance March 31, 2007 (As Restated)	64,236,889	$64,237	—	$—	—	$—	$24,241,993	$(11,629,164)	$12,677,066

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2007

	Three Months Ended March 31, 2007	May 31, 2006 (Inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated)	(As Restated)
Net (loss)	$(5,065,343)	$(11,629,164)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	1,025,752	1,430,386
	154,002	1,340,280
Impairment loss in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC	2,734,555	3,234,555
Depreciation	13,679	23,897
Change in assets and liabilities:
(Increase) in other current assets	(431,407)	(497,837)
(Increase) in other assets	—	(3,998)
Increase in accrued expenses	(197,129)	854,408
Net cash used by operating activities	(1,765,891)	(5,247,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(129,916)	(1,283,079)
Proceeds from sale of investments	2,200,000	13,350,000
Purchase of investments	(1,750,000)	(19,850,000)
Investment in joint venture	(42,904)	(4,270,115)
Net cash used by investing activities	277,180	(12,053,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	21,285,559
Member contribution	—	489,219
Principal payment on notes payable	(2,971)	(4,018)
Net cash provided by financing activities	(2,971)	21,770,760

Increase in cash	(1,491,682)	4,470,093

Cash and cash equivalents May 31, 2006 (inception) and December 31, 2007	5,961,775	—
Cash and cash equivalents March 31, 2007	$4,470,093	$4,470,093

Supplemental information :
Cash paid for:
Interest	604	604
Income Tax	—	—

Non-cash financing and investing activities:
Acquisition of assets by entering into note payable	$—	$58,161
Transfer of assets from investment in joint venture to construction in progress (Note 2)	1,035,560	1,035,560
Stock based compensation	1,025,752	1,430,386
Stock based compensation for consulting services	154,002	1,340,280

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited consolidated financial statements should be read in conjunction with the Form-10-KSB Annual Report filed on April 2, 2007 which includes the audited financial statements of Ethanex Energy, Inc. and notes thereto for the period from May 31, 2006 (date of inception) to December 31, 2006. Operating results for May 31, 2006 (date of inception) through March 31, 2007 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2007.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On April 28, 2007, the Company received a letter from SEMO Milling, LLC (“SEMO”, a privately held company) informing us that SEMO was terminating the Joint Venture Agreement that had been originally signed with SEMO on August 4, 2006. The Agreement originally envisioned that the Joint Venture would begin operations by the end of 2006, but the Company and SEMO postponed this date multiple times over the preceding 5 months. Since late December, the Company had been engaged in discussions with SEMO about the contemplated Joint Venture, and ultimately the Company and SEMO were unable to reach agreement on how to proceed and how each company would best realize the anticipated benefits of the venture. Consequently, the Company agreed with SEMO that the original agreement should be terminated, and SEMO sent it the termination letter.

As originally envisioned, the Company expected to cooperate with SEMO to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. The Company also originally envisioned that the Joint Venture would utilize corn fractionation technology developed by SEMO but by mid-March the Company decided it was more likely than not that it would be unable to finance a facility that used the SEMO technology as it presently existed. Despite the termination, the Company has agreed with SEMO that it will continue working to obtain a permit for the SEMO site and the Company still intends to explore the potential for constructing an ethanol plant that uses next generation ethanol production technology, including the Buhler corn fractionation system, at the SEMO port site in Missouri, although there is no guarantee that suitable arrangements can be achieved.

Upon termination of the joint venture the Company began the process of determining the ownership and disposition of the assets of the joint venture, as well as the value of amounts invested by the Company in the development of the project. Pursuant to the terms of the Joint Venture Agreement, upon termination SEMO was entitled to keep the unused cash balance of approximately $0.8 million out of $2.0 million that the Company had contributed to the joint venture through the termination date in connection with the ongoing development at the site. At the time the Company entered into the Joint Venture Agreement, it agreed to allow SEMO to keep this initial contribution in the joint venture if the joint venture was terminated to induce SEMO to contribute its technology to the joint venture and to grant the Company the right to access the site. The Company has now determined that expenditures of $2,734,555, which includes the $2.0 million initial contribution to the joint venture, are specific to that site and have been deemed to have no ongoing value. The balance of the expenditures incurred by the Company of $1,035,561 relate to preliminary engineering to develop an ethanol plant and will have value at the site the Company is currently developing in northeast Kansas.

In the originally filed financial statements for the period ended March 31,2007 we had determined that the facts and circumstances related to the termination of the joint venture did not indicate an impairment in the value of the investment at the date of the financial statements. Accordingly, we disclosed the termination of the joint venture in a subsequent events note and indicated that an asset impairment would be recorded in the financial statements for the period ended June 30, 2007. Upon further review, we have determined that facts and circumstances of an impairment of the investment did exist at the date of the financial statements, thus requiring the impairment charge to be reflected in the body of the March 31, 2007 financial statements.

The recognition of this impairment increased the net loss for the quarter ended March 31, 2007 by $2,734,555. The restatement did not have any impact on our previously reported net cash flows. The following tables show the impact of the restatement adjustment. Except for items indicated as being presented “as previously reported,” all amounts reflected in the accompanying financial statements and footnotes have been adjusted as necessary to give effect to the restatement adjustments.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31, 2007 As Previously Reported	Restated Amounts	March 31, 2007 As Restated	May 31, 2006 (Inception) to December 31, 2006 As Previously Reported	Restated Amounts	May 31, 2006 (Inception) to December 31, 2006 As Restated

ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$4,470,093		$4,470,093	$5,961,775		$5,961,775

Investments	6,500,000		6,500,000	6,950,000		6,950,000

Other current assets	497,836		497,836	66,430		66,430

Total Current Assets	11,467,929	—	11,467,929	12,978,205		12,978,205

Property and Equipment, net	1,317,343	1,035,560	2,352,903	1,201,106		1,201,106

Investment in joint venture	3,770,115	(3,770,115)	—	3,727,211		3,727,211

Other assets	3,999		3,999	3,999		3,999

Total Assets	$16,559,386	$(2,734,555)	$13,824,831	$17,910,521		$17,910,521

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$609,036		$609,036	$1,054,271		$1,054,271
	11,692		11,692
Current portion notes payable				11,558		11,558

Total Current Liabilities	620,728		620,728	1,065,829		1,065,829

Notes Payable	42,451		42,451	45,556		45,556

Total liabilities	663,179		663,179	1,111,385		1,111,385

Minority Interest in equity of subsidiary	484,586		484,586	486,481		486,481

STOCKHOLDERS’ EQUITY

Preferred stock
Common stock	64,237		64,237	63,987		63,987
Additional paid in capital	24,241,993		24,241,993	22,812,489		22,812,489
(Deficit) accumulated during the development stage	(8,894,609)	(2,734,555)	$(11,629,164)	(6,563,821)		(6,563,821)

Total Stockholders' Equity	15,411,621	(2,734,555)	12,677,066	16,312,655		16,312,655

Total Liabilities and Stockholders' Equity	$16,559,386	$(2,734,555)	$13,824,831	$17,910,521		$17,910,521

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
For the Period Ended March 31, 2007

	Three Months Ended March 31, 2007 As Previously Reported		Restatement Amounts		Three Months Ended March 31, 2007 As Restated		May 31, 2006 (Inception) to March 31, 2007 As Previously Reported		Restatement Amounts		May 31, 2006 (Inception) to March 31, 2007 As Restated
Operating Revenues	$		$		$		$		$		$

Cost of Sales

Gross Profit

General and Administrative expense		2,470,518				2,470,518		8,773,873				8,773,873

Impairment loss in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC				2,734,555		2,734,555		500,000		2,734,555		3,234,555

Total Operating Expenses		2,470,518		2,734,555		5,205,073		9,273,873		2,734,555		12,008,428

Operating Loss		(2,470,518)		(2,734,555)		(5,205,073)		(9,273,873)		(2,734,555)		(12,008,428)

Interest Income		138,439				138,439		375,235				375,235

Interest Expense		(604)				(604)		(604)				(604)

Minority interest in income of consolidated subsidiary		1,895				1,895		4,633				4,633

Loss before provision for income taxes		(2,330,788)		(2,734,555)		(5,065,343)		(8,894,609)		(2,734,555)		(11,629,164)

Provision for Income Tax

Net loss		$(2,330,788)		$(2,734,555)		$(5,065,343)		$(8,894,609)		$(2,734,555)		$(11,629,164)

Loss per share		$(0.04)		$(0.04)		$(0.08)		$(0.14)		$(0.04)		$(0.18)

Weighted average shares outstanding		63,989,667				63,989,667		63,349,828				63,349,828

CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period Ended March 31, 2007

	Three Months Ended March 31, 2007 As Previously Reported		Restatement Amounts		Three Months Ended March 31, 2007 As Restated		May 31, 2006 (Inception) to March 31, 2007 As Previously Reported	Restatement Amounts		May 31, 2006 (Inception) to March 31, 2007 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(2,330,788)		$(2,734,555)		$(5,065,343)	$(8,894,609)		$(2,734,555)	$(11,629,164)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation		1,025,752				1,025,752	1,430,386			1,430,386
Stock based compensation for consulting services		154,002				154,002	1,340,280			1,340,280
Impairment loss in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC				2,734,555		2,734,555	500,000		2,734,555	$3,234,555
Depreciation		13,679				13,679	23,897			23,897
Change in assets and liabilities:
(Increase) in other current assets		(431,407)				(431,407)	(497,837)			(497,837)
(Increase) in other assets							(3,998)			(3,998)
Increase in accrued expenses		(197,129)				(197,129)	854,408			854,408

Net cash used by operating activities		(1,765,891)				(1,765,891)	(5,247,473)			(5,247,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(129,916)				(129,916)	(1,283,079)			(1,283,079)
Proceeds from sale of investments		2,200,000				2,200,000	13,350,000			13,350,000
Purchase of investments		(1,750,000)				(1,750,000)	(19,850,000)			(19,850,000)
Investment in joint venture		(42,904)				(42,904)	(4,270,115)			(4,270,115)

Net cash used by investing activities		277,180				277,180	(12,053,194)			(12,053,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock							21,285,559			21,285,559
Member contribution							489,219			489,219
Principal payment on notes payable		(2,971)				(2,971)	(4,018)			(4,018)

Net cash provided by financing activities		(2,971)				(2,971)	21,770,760			21,770,760

Increase in cash		(1,491,682)				(1,491,682)	4,470,093			4,470,093

Cash and cash equivalents December 31, 2006 and May 31, 2006		5,961,775				5,961,775

Cash and cash equivalents March 31, 2007		$4,470,093	$			$4,470,093	$4,470,093	$		$4,470,093

Supplemental information:
Cash paid for:
Interest		604				604	604			604
Income Tax

Non cash financing and investing activities:
Acquisition of assets by entering into note payable	$		$		$		$58,161	$		$58,161
Transfer of assets from investment in joint venture to construction in progress				1,035,561		1,035,561			1,035,561	1,035,561
Stock based compensation		1,025,752				1,025,752	1,430,386			1,430,386
Stock based compensation for consulting services		154,002				154,002	1,340,280			1,340,280

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Ethanex Energy, Inc., and its majority owned subsidiary, Ethanex Southern Illinois, LLC. The equity contribution to Ethanex Southern Illinois, LLC of $2.0 million, as well as all other significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net (loss) for the period ended March 31, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future capital requirements will depend on many factors, including the success of the Company's ethanol plant development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - CONCENTRATIONS

The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007, the Company’s cash and cash equivalent’s exceeded federally insured limits by $4,370,000.

NOTE 6 - PROPERTY AND EQUIPMENT

At March 31, 2007 property and equipment consist of the following:

Computer equipment and software	$150,569
Furniture and fixtures	40,929
Leasehold improvements	51,457
Vehicles	58,161
Construction in progress	2,075,684
Less accumulated depreciation and amortization	(23,897)
Total	$2,352,903

The majority component of the construction in progress relates to Project Development Agreements with Delta-T Corporation, dated August 6, 2006 and August 30, 2006, each of which provides for general project development and preliminary engineering services and providing a basic process engineering package suitable for estimating construction costs by third parties for an ethanol plant to be sited in Franklin County, Illinois and at SEMO, Scott City, Missouri. The cost incurred by the Company under each of these agreements for preliminary engineering is $750,000. Upon completion of the services to be provided under the agreements, the Company will either negotiate a contract with Delta-T for the construction of the facility or will enter into a technology transfer, engineering and equipment procurement contract, pursuant to which the Company will pay a one-time technology licensing fee of $3,000,000 per facility.

Depreciation expense for the period ended March 31, 2007 was $13,679.

NOTE 7 - NOTES PAYABLE

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

NOTE 8 - STOCKHOLDERS’ EQUITY

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

In connection with the private placement offering EENA entered into a Registration Rights Agreement with the investors in the offering, which has been assumed by the Company. Under the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement with the SEC covering the Company’s common stock received by holders of EENA’s class B stock in the Merger within 90 days of the Merger which occurred on September 1, 2006. If the Company failed to file a registration statement within 90 days, the reverse merger or the registration statement would fail to become effective within 90 days of filing and the Company would become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering. The Company amended the Registration Rights Agreement to extend the deadline and filed the registration statement timely in January 2007. The Company has further amended the Registration Rights Agreement to provide that if the registration statement is not declared effective by June 29, 2007 then the Company will become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering plus a one time payment of 3% of the purchase price. The likelihood of the Company having to make any payments under the arrangement has been assessed as remote as of the date of the agreement and therefore none of the proceeds were allocated to a contingent liability nor was any contingency accrued for at December 31, 2006 pursuant to FSP EITF 00-19-2.

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

NOTE 9 - STOCK BASED COMPENSATION

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

At March 31, 2007, the deferred tax asset approximated the following:

Deferred tax asset	$3,953,860
Less: Valuation allowance	(3,953,860)
Net deferred tax asset	$—

At March 31, 2007, the Company had an accumulated deficit in the amount of approximately $11,629,000, available to offset future taxable income through 2026. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11 - AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH IPT ETHANOL, INC.

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

NOTE 12 - JOINT VENTURES

SEMO Milling, LLC

On August 4, 2006, EENA, a wholly owned subsidiary of Ethanex Energy, Inc., entered into a joint venture agreement with SEMO Milling, LLC, (“SEMO”, a privately held company) for the purpose of manufacturing, distributing and selling ethanol and ethanol based products and corn-based products in a production plant to be co-located with a dry corn mill production facility.

Through March 31, 2007, the Company spent $3,770,115 related to the joint venture, $2,000,000 of which is a deposit against the initial capital contribution of $30 million and $1,770,115 is for the design and construction of an ethanol plant. As more fully described in Note 2, the Agreement was terminated on April 28, 2007 and the Company incurred an impairment charge of $2,734,555, which included the $2.0 million deposit and $734,555 of site specific development costs that were deemed to have no ongoing value.

Star Ethanol, LLC

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Litigation

In February 2007, the Company learned that our former outside legal counsel, Louis W. Zehil, who at the time was a partner at the law firm of McGuireWoods LLP, and who was our corporate secretary until February 22, 2007, had been named a defendant in a civil lawsuit by the SEC for violations of the antifraud and registration provisions of the federal securities laws. Mr. Zehil also was named a defendant in a criminal proceeding brought by the U.S. Attorney for the Southern District of New York involving similar matters. Both of these lawsuits relate to actions Mr. Zehil is alleged to have taken to trade shares of our common stock.

Persons who purchased shares directly from Mr. Zehil may have a rescission right against Mr. Zehil. Such persons also may try to claim that this rescission right extends to the Company. One or more of the investors in the Offering, in which Mr. Zehil acquired the shares that he subsequently is alleged to have sold improperly, may also try to claim a rescission right based upon Mr. Zehil’s conduct. It is also possible that one or more of our stockholders could claim that they suffered a loss and attempt to hold the Company responsible. We also may incur significant legal and other costs in connection with our internal investigation of this matter, any litigation we may become involved in and/or our cooperation with the SEC.

The Company is unaware of facts or circumstances to suggest that it is probable that such claims would be made against the Company. As of March 31, 2007, there has been no formal discovery process involving the Company or any of the other six companies involved in the Zehil matter, the results of which are available to the Company. Moreover, the Company believes that should any claims be made against the Company, the Company would have substantial cross- and third-party claims against Mr. Zehil and his former law firm and that, accordingly, the Company does not currently believe that there is a material risk that the Company would ultimately incur material financial or other harm. Moreover, the Company is unable to quantify the dollar amount of securities that could be subject to a rescission offer because the securities were allegedly sold over a two month period, at various times and prices, to unidentified purchasers. The possibility of assertion of a rescission demand is highly uncertain and no such assertion has been made or threatened, and any potential damages are not reasonably estimable, therefore, an accrual for potential rescission claims has not be included in the Company’s consolidated financial statements.

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

Pursuant to the terms of the Joint Venture Agreement, upon termination SEMO was entitled to keep the unused cash balance of approximately $0.8 million out of the $2.0 Million that we had contributed to the joint venture through the termination date in connection with the ongoing permitting at the site. We are currently in the process of determining the ownership and disposition of the assets of the project, as well as the value of amounts invested by us in the development of the project. We currently estimate that expenditures of $2,734,555 incurred by us in connection with the development of the project will have no ongoing value and we have reflected an impairment charge in our restated financial statements as more fully described in Note 2 of notes to unaudited condensed consolidated financial statements.

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

EXHIBITS

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

3.2	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.3	Certificate of Amendment of the Articles of Incorporation of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006 (File No. 333-129810).

3.4	Bylaws of Ethanex Energy, Inc. (f/k/a New Inverness Explorations, Inc.).	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 18, 2005 (File No. 333-129810).

4.1	Form of Warrant of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

4.2	Form of Lock-Up Agreement by and between Tompkins Capital Group and the principals of Ethanex Energy, Inc.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

5.1	Opinion of Gottbetter & Partners, LLP.*

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

10.3	Split Off Agreement, dated September 1, 2006, by and among Ethanex Energy, Inc., Amanda Lamothe, Luke Willis, Ethanex Energy North America, Inc. and New Inverness Leaseco, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.4	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Albert W. Knapp, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.5	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Randall L. Rahm, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.6	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Bryan J. Sherbacow, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.7	Employment Agreement, dated August 3, 2006, by and between Ethanex Energy North America, Inc. and Robert C. Walther, which agreement was assumed by Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.8	Indemnity Agreement by and between Ethanex Energy, Inc. and Outside Directors of Ethanex Energy, Inc.**	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.9	2006 Equity Incentive Plan.**	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (File No. 333-129810).

10.10	Joint Venture Agreement dated September 17, 2006 by and between Star Ethanol, LLC and Ethanex Energy, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.11	Operating Agreement of Ethanex Southern Illinois, LLC dated September 20, 2006.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006 (File No. 333-129810).

10.12	Professional Services Agreement dated October 6, 2006 between Ethanex Energy, Inc. and Chevron Energy Solutions Company .	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006 (File No. 333-129810).

10.13	Employment Agreement dated October 9, 2006.**	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 (File No. 333-129810).

10.14	Joint Venture Agreement made and entered into effective as of August 4, 2006 by and between SEMO Milling, LLC and Ethanex, Energy North America, Inc.*	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)

10.15	Operating Agreement of Ethanex at SEMO Port, LLC dated August 4, 2006*	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 15, 2006 (File No. 333-129810)

10.16	Amendment to Joint Venture Agreement, dated August 30, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.17	Second Amendment to Joint Venture Agreement, dated November 20, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.18	Third Amendment to Joint Venture Agreement, dated November 22, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006 (File No. 333-129810).

10.19	Fourth Amendment to Joint Venture Agreement, dated December 8, 2006, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).

10.20	Fifth Amendment to Joint Venture Agreement, dated January 30, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007 (File No. 333-129810).

10.21	Sixth Amendment to Joint Venture Agreement, dated February 9, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).

10.22	Seventh Amendment to Joint Venture Agreement, dated February 16, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 (File No. 333-129810).

10.23	Eighth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2007 (File No. 333-129810).

10.24	Ninth Amendment to Joint Venture Agreement, dated March 6, 2007, by and between SEMO Milling, LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007 (File No. 333-129810).

10.25	Omnibus Equity Incentive Plans **	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.26	Form of Stock Option Agreement for Robert C. Walther, Albert W. Knapp, III, Randall L. Rahm and Bryan J. Sherbacow **	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.27	Stock Option Agreement, dated December 1, 2006, for David J. McKittrick **	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.28	Restricted Stock Agreement, dated December 1, 2006, for David J. McKittrick **	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006 (File No. 333-129810).

10.29	Termination Agreement, dated April 28, 2007, by and between SEMO Milling LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-129810).

10.30	Joint Marketing Agreement, dated April 20, 2007, by and between Ethanex Energy, Inc. and Buhler, Inc.*

10.13	Amendment to the Registration Rights Agreement, dated May 3, 2007, by and between Ethanex Energy, Inc. and the holders of a majority of the shares under the Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-129810).

31.1	Certification by Chief Executive Officer.*

31.2	Certification by Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHANEX ENERGY, INC.

/s/ Albert W. Knapp, III
By: Albert W. Knapp, III
Its: President and Chief Executive Officer

/s/David J. McKittrick
By: David J. McKittrick
Its: Executive Vice President and Chief Financial Officer

Dated: July 2, 2007