Form 10QSB
period 2007-06-30
ETHANEX ENERGY, INC.
filed 2007-07-27
CIK 1343611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

ETHANEX ENERGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	2860	20-5458472
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

As of July 24, 2007 the registrant had 64,347,107 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Ethanex Energy, Inc., a Nevada corporation (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed unaudited financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed unaudited financial statements for the quarter ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEET

June 30, 2007
ASSETS

Current assets
Cash and cash equivalents	$2,361,346
Investments	4,750,000
Other current assets	439,381
Total current assets	7,550,727

Property and equipment, net	4,363,466

Other assets	3,999
Total assets	$11,918,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$230,732
Accrued expenses	955,197
Current portion notes payable	12,353
Total current liabilities	1,198,282

Notes payable	38,787
Total liabilities	1,237,069

Minority interest in equity of subsidiary	459,283

Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value; 300,000,000 shares authorized, 64,347,107 issued and outstanding	64,347
Additional paid-in capital	24,938,139
Deficit accumulated during the development stage	(14,780,646)
Total stockholders’ equity	10,221,840
Total liabilities and stockholders’ equity	$11,918,192

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	May 31, 2006 (Inception) to June 30, 2007
	$	$	$	$	$
Operating revenues	—	—	—	—	—

Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

General and administrative expense	2,691,992	7,976	5,162,510	7,976	11,465,865

Impairment in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC	—	—	2,734,555	—	3,234,555
Total operating expenses	2,691,992	7,976	7,897,065	7,976	14,700,420

Operating loss	(2,691,992)	(7,976)	(7,897,065)	(7,976)	(14,700,420)

Other expense	(592,000)	—	(592,000)	—	(592,000)

Interest income	107,778	—	246,217	—	483,013

Interest expense	(571)	—	(1,175)	—	(1,175)

Minority interest in loss of consolidated subsidiary	25,303	—	27,198	—	29,936
Loss before provision for income taxes	(3,151,482)	(7,976)	(8,216,825)	(7,976)	(14,780,646)

Provision for income tax	—	—	—	—	—
Net loss	$(3,151,482)	$(7,976)	$(8,216,825)	$(7,976)	$(14,780,646)

Loss per share	$(0.05)	$(0.00)	$(0.13)	$(0.00)	$(0.23)

Weighted average shares outstanding	63,017,415	60,000,000	62,761,518	60,000,000	62,658,778

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	May 31, 2006 (Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,151,482)	$(7,976)	$(8,216,825)	$(7,976)	$(14,780,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	608,601	—	1,634,353	—	2,038,987
Stock based compensation for consulting services	428,727	—	582,729	—	1,769,007
Impairment loss in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC	—	—	2,734,555	—	3,234,555
Depreciation	18,265	80	31,944	80	42,162
Change in assets and liabilities:		—	—	—	—
Other current assets	58,455	—	(372,952)	—	(439,382)
Other non-current assets	—	—	—	—	(3,998)
Accounts payable	37,774	—	81,757	—	81,757
Accrued expenses	172,743	10,770	(68,369)	10,770	983,168
Net cash provided (used) by operating activities	(1,826,917)	2,874	(3,592,808)	2,874	(7,074,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,028,827)	(2,874)	(2,158,743)	(2,874)	(3,311,906)
Proceeds from sale of investments	1,750,000	—	3,950,000	—	15,100,000
Purchase of investments	—	—	(1,750,000)	—	(19,850,000)
Investment in joint venture	—	—	(42,904)	—	(4,270,115)
Net cash used by investing activities	(278,827)	(2,874)	(1,647)	(2,874)	(12,332,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	—	—	—	21,285,559
Member contribution	—	—	—	—	489,219
Principal payment on notes payable	(3,003)	—	(5,974)	—	(7,021)
Net cash provided (used) by financing activities	(3,003)	—	(5,974)	—	21,767,757
Net increase (decrease) in cash and cash equivalants	(2,108,747)	—	(3,600,429)	—	2,361,346
Cash and cash equivalents, beginning of period	4,470,093	—	5,961,775	—	—
Cash and cash equivalents, end of period	$2,361,346	$—	$2,361,346	$—	$2,361,346

Supplemental information :
Cash paid for:
Interest	—	—	604	—	—
Income Tax	—	—	—	—	—

Non-cash financing and investing activities:
Acquisition of assets by entering into note payable	$—	$—	$—	$—	$58,161
Transfer of assets from investment in joint venture to construction in progress	—	—	1,035,561	—	1,035,561
Stock based compensation	517,253	—	1,543,005	—	2,038,987
Stock based compensation for consulting services	179,002	—	583,004	—	1,769,007

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited consolidated financial statements should be read in conjunction with the Form-10-KSB Annual Report filed on April 2, 2007 which includes the audited financial statements of Ethanex Energy, Inc. and notes thereto for the period from May 31, 2006 (date of inception) to December 31, 2006. Operating results for May 31, 2006 (date of inception) through June 30, 2007 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2007.

References to “Ethanex,” “we,” “us,” and “our” in this document are references to Ethanex Energy, Inc. and its subsidiaries and any predecessor companies of Ethanex Energy, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Ethanex Energy, Inc., and its majority owned subsidiary, Ethanex Southern Illinois, LLC. An equity contribution to Ethanex Southern Illinois, LLC of $2.0 million, as well as all other significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Property and Equipment, Depreciation and Amortization

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets which are 5 years for all property and equipment currently in service. Amortization of leasehold improvements is computed utilizing the straight-line method over the lesser of the remaining lease term (assuming renewal) or the useful life of the leasehold. Maintenance and repairs that do not extend the useful life of the respective assets are charged to operations as incurred.

Loss Per Share

Loss per common share represents the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per share reflects the amount of loss for the period available to each share of common stock outstanding during the reporting period, while giving effect to all potentially dilutive common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

All potential dilutive securities made up of 18,500,000 warrants issued in connection with a private placement, 3,220,000 shares issuable under outstanding stock options and 1,247,107 restricted shares were anti-dilutive throughout the year-to-date period ending June 30, 2007.

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

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with Statement of Financial Accounting Standards No. 123(R) ("SFAS 123 (R)"). SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period ended June 30, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future capital requirements will depend on many factors, including the success of the Company's ethanol plant development efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007, the Company’s cash and cash equivalents exceeded federally insured limits by $2,261,346.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

June 30, 2007
Computer equipment and software	$197,777
Furniture and fixtures	61,503
Leasehold improvements	64,223
Vehicles	58,161
Land	1,318,498
Construction in progress	2,705,466
Less accumulated depreciation and amortization	(42,162)
Total	$4,363,466

The majority component of the construction in progress relates to Project Development Agreements with Delta-T Corporation, dated August 6, 2006 and August 30, 2006, each of which provides for general project development, preliminary engineering services and a basic process engineering package suitable for estimating construction costs by third parties for an ethanol plants to be sited in southern Illinois and Scott City, Missouri. The cost incurred by the Company under each of these agreements for preliminary engineering is $750,000. Upon completion of the services to be provided under the agreements, the Company will either negotiate a contract with Delta-T for the construction of the facility or will enter into a technology transfer, engineering and equipment procurement contract, pursuant to which the Company will pay a one-time technology licensing fee of $3,000,000 per facility

Depreciation expense was $18,265 in the 2007 quarter and $31,944 in the 2007 year-to-date period.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the long term outstanding balance on secured borrowings related to the purchase of two vehicles, one purchased for $31,408 with a non-interest bearing note with a monthly payment of $523 over 5 years starting December 2006 and the other for $26,753 with a note bearing an interest rate 9.19% with a monthly payment of $668 over 4 years starting January 2007. Interest expense was $571 in the 2007 quarter and $1,175 in the 2007 year-to-date period.

The following is a schedule by year of future payments required under these notes:

June 30, 2007
Less than 1 year	$12,353
1-3 years	36,693
More than 3 years	2,094
Total	$51,140

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

In connection with the private placement offering EENA entered into a Registration Rights Agreement with the investors in the offering, which has been assumed by the Company. Under the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement with the SEC covering the Company’s common stock received by holders of EENA’s class B stock in the Merger within 90 days of the Merger which occurred on September 1, 2006. If the Company failed to file a registration statement within 90 days, the reverse merger or the registration statement would fail to become effective within 90 days of filing and the Company would become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering. The Company amended the Registration Rights Agreement to extend the deadline and filed the registration statement timely in January 2007. The Company further amended the Registration Rights Agreement to provide that if the registration statement was not declared effective by June 29, 2007 then the Company became liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering plus a one time payment of 3% of the purchase price.  The registration statement was declared effective on July 6, 2007. Liquidated damages of $592,000 were accrued as Other Expense as of June 30, 2007 and paid on July 5, 2007.

Stock Outstanding

The Articles of Incorporation of the Company, as amended to date, authorize the issuance of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, each having a par value of $0.001 per share. Shares of common stock outstanding as of the end of the 2007 quarter were 64,347,107. As of the end of the 2007 quarter, the Company was authorized to issue 10,000,000 shares of “blank check” preferred stock, none of which has been designated, issued or outstanding. The Board of Directors is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series.

Stock Warrants

In connection with the Private Offering (see above), EENA granted warrants to purchase 20,000,000 shares of the EENA’s class B common stock exercisable at $1.50 per share. In the Merger, these warrants became warrants to purchase 20,000,000 shares of the Company’s common stock on the same terms. The warrants expire on September 1, 2011.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2007, is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	18,500,000	$1.50

Granted	—	—

Exercised	—	—

Forfeited	—	—

Outstanding at June 30, 2007	18,500,000	$1.50

Exercisable at June 30, 2007	18,500,000	$1.50

NOTE 8 - STOCK BASED COMPENSATION

We account for stock-based compensation, including grants of stock options and restricted shares, using the fair value recognition provisions of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation.

Stock-based compensation expense was $696,255 for the 2007 quarter and $2,126,009 for the 2007 year-to-date period. During the 2007 quarter and the 2007 year-to-date period, the Company granted 100,000 stock options and 181,818 shares of restricted stock to employees. During the 2007 quarter and the 2007 year-to-date period, the Company granted 25,000 and 275,000 shares of stock, respectively, to consultants for services.

NOTE 9 - BENEFIT FROM INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The deferred tax asset approximated the following:

June 30, 2007
Deferred tax asset	$5,880,000
Less: Valuation allowance	(5,880,000)
Net deferred tax asset	$—

At June 30, 2007, the Company had an accumulated deficit in the amount of $14,780,646 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH IPT ETHANOL, INC.

On August 3, 2006, EENA acquired all of the capital stock of IPT Ethanol, Inc. from Industrial Power Technology, its sole stockholder. IPT Ethanol, Inc. is a privately held corporation formed on July 18, 2006 and has had no operations from its date of inception through December 31, 2006. Prior to the closing, Industrial Power Technology assigned to IPT Ethanol, Inc. its rights to a letter of understanding with an energy provider in the State of Kansas (the “Utility”). The letter of understanding provides for a joint evaluation of the environmental and operational impact of constructing a 132 MMGY ethanol plant at a Utility location. Upon the receipt of favorable results from the joint evaluation and upon the satisfactory negotiation of business terms between the Utility and IPT Ethanol, Inc. for the development of the proposed plant, Utility and IPT Ethanol, Inc. intend to enter into a definitive agreement to construct an ethanol plant at the Utility location in northeast Kansas. EENA paid $500,000 in cash for the acquisition of IPT Ethanol, Inc. The entire purchase price was allocated to the rights to the letter of understanding. The price was determined by negotiation with the sole owner and manager, Robert C. Walther, in an arms length transaction. Mr. Walther subsequently joined the Company as executive chairman. IPT Ethanol, Inc. had no assets and liabilities other than the rights to the letter of understanding with the Utility. Since the letter provided no benefit except an exclusive, short period of investigation it was deemed to have no continuing value and therefore was immediately expensed as an impairment.

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

Through March 31, 2007, the Company had spent $3,770,115 related to the joint venture, $2,000,000 of which was a deposit against the initial capital contribution of $30 million and $1,770,115 was for the design and construction of an ethanol plant. The Agreement was terminated on April 28, 2007. The Company recorded an impairment charge of $2,734,555 in the first quarter of 2007, which included a $2,000,000 deposit and $734,555 of site specific development costs that were deemed to have no ongoing value. The balance of the expenditures of $1,035,561 relates to preliminary engineering to develop an ethanol plant and will have value at this site or the site the Company is currently developing in northeast Kansas.

Star Ethanol,

In August 2006, the Company entered into a letter agreement with Star Ethanol, LLC (“Star”) and on September 17, 2006 entered into a joint venture agreement with Star to construct and operate an ethanol facility in southern Illinois utilizing fractionation technology in the production of ethanol and ethanol related products. The joint venture operates as Ethanex Southern Illinois, LLC (“Ethanex Southern.”)The Company’s initial membership interest in Ethanex Southern will be 85% and Star’s initial membership interest will be 15%. Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. The Company provided an initial contribution of $2,000,000 against an anticipated total contribution of $63,750,000. Star’s initial contribution to the joint venture will be $11,250,000, which is 15% of the anticipated cost of the construction. Due to the Company’s controlling financial interest in this joint venture, the financial statements have been consolidated as of June 30, 2007. In the event Star is unable to make its initial contribution, the Company has agreed to advance Star up to $4,000,000 toward its initial contribution in the form of a senior subordinated debenture, which will bear interest at the rate of 11% per year. Ethanex Southern is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction.

Ethanex Southern contributed $25,758 in the 2007 quarter and $59,758 in the 2007 year-to-date period of interest income and $194,076 in the 2007 quarter and $241,076 in the 2007 year-to-date period of expenses to the consolidated financial statements. Assets of the joint venture totaled $2,338,835 as of the end of the 2007 quarter which consisted of cash, land and construction in progress. Liabilities of the joint venture totaled $54,000 for accrued expenses as of the end of the 2007 quarter. The minority interest in the joint venture was $459,283 as of the end of the 2007 quarter.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which generally provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options, restricted stock and other benefits, including severance pay. Termination of the agreements may be made by either party with advance notice. All related stock options and restricted stock were granted in 2006, as provided by the agreements.

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

The following is a schedule by year of future minimum rental payments required under this lease:

Less than 1 year	$10,200
1-3 years	15,300
Total	$25,500

On October 11, 2006, the Company entered into a non-cancelable lease for office premises in Charleston, South Carolina commencing November 1, 2006 for a term of five years. The base annual rent under the operating lease for the initial year is $18,590.

The following is a schedule by year of future minimum rental payments required under this lease:

Less than 1 year	$18,962
1-3 years	60,368
More than 3 years	6,974
Total	$86,304

Total rental expense for was $18,873 for the 2007 quarter and $26,296 for the 2007 year-to-date period.

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

The Company is unaware of facts or circumstances to suggest that it is probable that such claims would be made against the Company. As of June 30, 2007, there has been no formal discovery process involving the Company or any of the other six companies involved in the Zehil matter, the results of which are available to the Company. Moreover, the Company believes that should any claims be made against the Company, the Company would have substantial cross- and third-party claims against Mr. Zehil and his former law firm and that, accordingly, the Company does not currently believe that there is a material risk that the Company would ultimately incur material financial or other harm. Moreover, the Company is unable to quantify the dollar amount of securities that could be subject to a rescission offer because the securities were allegedly sold over a two month period, at various times and prices, to unidentified purchasers. The possibility of assertion of a rescission demand is highly uncertain and no such assertion has been made or threatened, and any potential damages are not reasonably estimable, therefore, an accrual for potential rescission claims has not be included in the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S PLAN OF OPERATIONS

General

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

We are managed by a team of professionals with significant sector-specific experience and knowledge in both the ethanol and energy industries. Collectively they have decades of combined experience working with such industry leaders as TIC - The Industrial Company, Delta T Corporation, Iogen Corporation, CPC International, Inc., Westar Energy, Inc., Amax Coal West, James River Corporation, BNSF Railway Company and Duke Power Company. We intend to leverage this experience and our relationships within the ethanol and energy industries to execute our business plan.

If we are able to execute our strategies effectively, we believe that we can establish annual production capacity of over 500 MMGY of denatured, fuel grade ethanol by 2010. We are working to achieve this target through the development of a combination of greenfield and brownfield facilities and the possible acquisition of existing production capacity. We are actively developing plans to construct ethanol plants with a capacity of approximately 132 MMGY each on the northeast Kansas and southern Illinois sites discussed below. We also have been pursuing development of a similar plant on the Missouri site discussed below, but the recent termination of our joint venture to develop that site makes it uncertain as to whether we will be able to proceed with our development plans there. To date, we have been focused on efforts to develop new ethanol facilities, as opposed to actively pursuing business relationships with existing producers or acquiring ethanol plants already under construction.

We estimate that the capital costs of new capacity, excluding capitalized interest, are approximately $2.00-$2.30 per gallon of annual capacity. In order to develop projects or acquire existing capacity at that cost, we will need to obtain new equity and debt financing of more than $1 billion to achieve our annual production capacity of 500 MMGY. We may pursue the development of multiple projects sequentially or simultaneously, depending upon many factors including particular market conditions and the availability of required financing.

One of our main goals is to develop and commercialize fractionation technology for application in the production of ethanol because of the economic advantages of that process. In most existing ethanol plants, the corn is crushed down using a hammer mill process. After the corn kernel has been crushed, all of the material from the kernel is then fed into the ethanol process. Approximately 17% of the kernel, consisting of the bran and the germ, has no benefit in the production of ethanol and actually increases the amount of energy used in the process. Fractionation is a process that separates the germ and the bran in a corn kernel from the endosperm. The endosperm contains the starch that is used to make ethanol. Fractionation leads to increased ethanol productivity and decreased ethanol production costs through increased plant output, decreased water use, decreased energy consumption, creation of a higher protein, higher value DDG, and the generation of additional corn by-products that can be further processed or consumed in a biomass boiler as a substitute for natural gas. We intend to utilize fractionation for all of our ethanol projects, whether it is in the development of new facilities or in the acquisition of existing capacity. We have had preliminary discussions from time to time with existing developers and producers with regard to their interest in fractionation technology, but none of those discussions have resulted in any business arrangements.

Corn Fractionation System

On April 20, 2007, we entered into a Joint Marketing Agreement (the “Marketing Agreement”) with Buhler, Inc. (“Buhler”), a Minnesota company, to jointly market a bio-refinery ethanol production system that includes Buhler’s proprietary corn fractionation system. The Buhler corn fractionation system is a proprietary corn processing system using Buhler roller mills and other designated equipment and processes that produces corn endosperm, bran and “whole” germ fractions for use in the production of fuel ethanol and ethanol co-products.

Pursuant to the terms of the Marketing Agreement, we have agreed to grant to Buhler, and Buhler has agreed to grant to us, a right of first participation in all sales related to the bio-refinery ethanol production system. The marketing agreement continues to March 2012, with annul renewals thereafter unless earlier cancelled by either party. In addition, the agreement establishes that we will purchase Buhler corn fractionation systems during the term of the agreement, beginning in 2007.

Brownfield Development Opportunity

One of our wholly-owned subsidiaries, IPT Ethanol, Inc. (“IPT”) is a party to a memo of understanding (“MOU”) with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by the electric utility in northeast Kansas (“the northeast Kansas site.”) In December 2006, we completed the evaluation in conjunction with an independent engineering firm which reported acceptable results. This study has been reviewed by the utility and they expressed a willingness to proceed with further negotiations. Upon the satisfactory negotiation of business terms with the electric utility for the development of the proposed plant, we intend to enter into a definitive agreement to site the ethanol plant at the coal-fired generating facility pursuant to our brownfield co-location strategy. Our ability to participate in this project is wholly dependent, however, on the successful fulfillment of several conditions, including the negotiation of a definitive agreement with the electric utility and the following additional conditions:

•	favorable results for the siting of the facility;

•	receipt of all necessary environmental and other permits which are expected to take approximately six months to obtain;

•	securing acceptable terms for the purchase of waste steam and other shared services from the electric utility;

•	review and approval of the project by the electric utility's board of directors; and,

•	acquisition of capital for the development and construction of the plant.

If we are unable to satisfy any of these conditions, we may be unable to proceed with the development of an ethanol plant on this site. There can be no assurance that we will be successful in our efforts, as many of these conditions are outside of our control.

Illinois Greenfield Opportunity

On September 17, 2006, we entered into a Joint Venture Agreement with Star Ethanol, LLC (“Star”), an Illinois limited liability company, to construct and operate a 132 MMGY ethanol facility in southern Illinois (“the southern Illinois site.”) utilizing fractionation technology in the production of ethanol and ethanol-related products. The joint venture operates as Ethanex Southern Illinois LLC, an Illinois limited liability company (“Ethanex Southern”), through which the parties plan to construct an ethanol facility and develop, manufacture, distribute, and sell ethanol and ethanol-based products.

We will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to acquire an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. Our initial contribution to Ethanex Southern was $2.0 million and we are principally responsible for all aspects of the development and operation of the facility. Also, we have agreed to seek to raise the project financing necessary to complete the plant as well as oversee the design and construction of the plant.

In the Joint Venture Agreement, it was estimated that total construction costs for the plant would be $250 million and that 30% of this amount would be funded with equity contributions from Star and Ethanex. Accordingly, the Joint Venture Agreement contemplates that Star’s initial equity contribution will be $11.25 million for its 15% membership interest and ours will be $63.75 million for our 85% membership interest (subject to Star’s right to contribute additional funds to acquire up to a 25% membership interest). Based on current trends in construction costs, we now expect that the total cost of construction will be in excess of $300 million. We have not yet obtained firm price quotes or the necessary debt or equity financing to construct the plant or fund our portion of the construction costs. See “Liquidity and Capital Costs” below for a discussion of our financing activities. The actual costs of the plant and the amount of debt financing that can be obtained will determine the amount of equity that we and Star will be required to contribute to fund the development of the plant at this site. If Star is unable to make its full initial capital contribution, we have agreed to advance Star up to $4.0 million toward its initial contribution in exchange for a senior subordinated debenture from Star, which will bear interest at the rate of 11% per year, compounded quarterly.

It may become necessary for us and Star to renegotiate the terms of the joint venture agreement in light of the fact that more than the anticipated amount of equity capital will be required to complete the development of the site. We recently began discussions with Star about having Ethanex assume 100% ownership of this project and revising the ongoing business relationship with Star. We cannot presently predict the outcome of these discussions, although we do not expect them to have a negative impact on the project.

We completed our due diligence on this site and exercised our option to acquire the 169-acre site on June 25, 2007 for approximately $1.3 million. We have obtained the necessary permits to construct and operate a facility powered by a natural gas boiler.

Missouri Greenfield Opportunity

On April 28, 2007, we received a letter from SEMO Milling, LLC (“SEMO”) informing us that SEMO was terminating the Joint Venture Agreement that we originally signed with SEMO on August 4, 2006. The Agreement originally envisioned that the Joint Venture would begin operations by the end of 2006, but we and SEMO postponed this date multiple times over the last five months. Since late December, we had been engaged in discussions with SEMO about the contemplated Joint Venture, and ultimately we and SEMO were unable to reach agreement on how to proceed and how each company would best realize the anticipated benefits of the venture. SEMO then sent us the termination letter.

As originally envisioned, we expected to cooperate with SEMO to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri (“the Missouri site.”) We also originally envisioned that the Joint Venture would utilize corn fractionation technology developed by SEMO. Despite the termination, we have agreed with SEMO that we will continue working to obtain a permit for the Missouri site, and we still intend to explore the potential for constructing an ethanol plant that uses next generation ethanol production technology, including the Buhler corn fractionation system, at the Missouri site, although there is no guarantee that suitable arrangements will be achieved.

Pursuant to the terms of the Joint Venture Agreement, upon termination SEMO was entitled to keep the unused cash balance of approximately $0.8 million out of $2.0 million that we had contributed to the joint venture through the termination date. We are currently in the process of determining the ownership and disposition of the other assets of the project, as well as the value of amounts invested by us in the development of the project. We have determined that expenditures of approximately $2.7 million incurred by us in connection with the development of the project will be deemed to have no ongoing value. We have written off these expenditures as an impairment charge reflected in our financial statements as of March 31, 2007.

Professional Services Agreement

Effective June 4, 2007 we agreed to terminate a professional services agreement with Chevron Energy Solutions Company (“CES”), a division of Chevron U.S.A., a Pennsylvania corporation, by mutual consent. Among other things, the agreement provided for CES to perform preliminary engineering, geotechnical studies, site, and civil design work sufficient to prepare a proposal for the construction of ethanol plants utilizing fractionation technology at both of the sites we are currently developing. We have decided to terminate the agreement because most of the work performed to date related to the Missouri site which is not currently being developed due to the termination of the joint venture agreement with SEMO and also because it has become apparent that CES and us would not be able to reach mutually acceptable terms for the actual construction of the ethanol plants under development.

On April 2, 2007, we entered into a letter agreement with Austin AECOM (“Austin”) in which they would commence detailed project analysis and develop project scope and schedules leading up to the establishment of the pricing and schedule as well as secure agreements with suppliers of technology. On June 18, we authorized Austin to proceed with the next phase of its work under the terms of a letter agreement. Pursuant to the letter agreement, Austin will provide services including planning, engineering, procurement, construction and commissioning of the ethanol plant in southern Illinois.

Costs of Development Activities and Financing Efforts

We have been incurring various costs for feasibility studies, preliminary engineering, environmental permit applications and legal fees for the development of the three sites described above, including the Missouri site. Permits have been issued for the southern Illinois site. We have applied for and expect permits to issued soon for the northeast Kansas site and the Missouri site. We are negotiating final construction contracts and could begin construction at the southern Illinois site by the third quarter of 2007, subject to obtaining adequate financing.

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

Since December 2006, we have been actively exploring potential sources of financing for our projects. In early February 2007 we signed a mandate letter with an international commercial bank and an investment bank to provide up to $550.0 million of debt financing for our development projects, subject to the banks’ satisfaction with a number of conditions, including due diligence by the banks, receipt of favorable reports from independent consultants, our receipt of commitments for new equity in the amount of at least $150.0 million, credit committee approval by the banks, and other customary closing conditions. We are working toward satisfying the various conditions, but there can be no assurance that all of the conditions will be met. Simultaneously with discussions with potential lenders, we have been meeting with various potential sources of equity capital. We intend to raise capital through a registered primary offering of our securities and may continue exploring the availability of private equity capital. We have not yet entered into any agreements for the necessary equity to fund our growth and there can be no assurance that such capital will be available.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our principal source of liquidity was our private offering of units, which closed on September 1, 2006, from which we received gross proceeds of $20.0 million.

As of June 30, 2007, we had approximately $7.0 million of cash and liquid investments on hand. Excluding expenses related to project development activities, we estimate that our base monthly administrative expenses are approximately $0.45 million, and we could continue to fund these expenses for a period of approximately 13 months with the cash and cash equivalents on hand (taking into account contractual obligations). However, to successfully continue developing the southern Illinois and northeast Kansas projects, including the building of anticipated facilities, we estimate that we will need to obtain financing of approximately $700.0 million over the next twelve months. This amount is intended to cover construction costs currently estimated to be $580 million and the balance is intended to cover anticipated financing fees, capitalized interest, pre-operating expenses and working capital requirements (taking into account anticipated employee growth.) If we are unable to arrange such financing or are unable to obtain additional funding for operating expenses we may not be able to continue as a going concern. If we are able to obtain the necessary financing, we expect to hire substantially more employees on an as-needed basis, commensurate with our continued growth and development.

Forward-Looking Statements and Risk Factors

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may","should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risks Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results of operations. The risk factor presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Annual Report on Form 10-KSB:

Anticipated results may substantially depend on commodity prices, especially prices for corn and corn by-products, natural gas, ethanol, and unleaded gasoline.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply ethanol or purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks. See “Raw Material Supply, Pricing and Hedging” on page 45.

Our business is likely to be highly sensitive to corn prices, and we generally will be unable to pass on increases in corn prices to our customers.

The principal raw material we expect to use to produce ethanol and ethanol co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our contemplated business. In general, rising corn prices produce lower profit margins. Because ethanol competes with fuels not produced from corn, it is unlikely that we will be able to pass along increased corn costs to customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1996 through 2005, corn prices (based on the Chicago Board of Trade daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. In 2006, corn prices fluctuated between approximately $2.00 to $2.25 per bushel for the first eight months of the year. Beginning in September 2006, corn prices began rising rapidly, and this trend continued through February of 2007 when corn prices reached a high of almost $4.00 per bushel. In March of 2007 corn prices began to fall in anticipation of an increase in acreage planted during the spring.

The purchase of corn represents the single largest component of the cost of producing ethanol. In general, higher corn prices produce lower profit margins. Based upon preliminary engineering studies, we anticipate that an ethanol plant of the size being developed by us will consume approximately 48 million bushels of corn per year. As a result, for every $0.01 increase in the cost per bushel of corn our cost of goods sold will be adversely impacted by $0.48 million.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors may also influence the price of corn. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of corn are difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, ethanol producers may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require us to suspend our contemplated operations until corn becomes available at acceptable terms, which would have a material adverse effect on our profits and revenues, thus affecting our financial position. The price paid for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

 The market for coal and natural gas is subject to market conditions that create uncertainty in the price and availability of the coal and natural gas that we may use in our anticipated manufacturing process.

Our contemplated business may rely upon third parties for supplies of coal or natural gas or both, which are consumed to provide energy for the manufacture of ethanol. The prices for, and availability of, coal and natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of coal and natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in coal and natural gas prices or changes in coal and natural gas costs relative to natural gas costs paid by competitors could adversely affect our anticipated results of operations and financial position. The price fluctuations in natural gas prices over the six-year period from December 31, 2000 through December 31, 2006, based on the NYMEX daily futures data, has ranged from a low of $1.83 per MMBTU in 2001 to a high of $13.91 per MMBTU in 2005 .

Our investments in joint ventures are subject to risks beyond our control.

We have begun to make, and in the future expect to continue to make, significant investments in joint ventures. By operating a business through a joint venture, we have less control over the operating decisions than if we were to own the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors, who may not agree with our ideas. If the disagreement is material, it is possible that our joint venture partner(s) could elect to defer or abandon further development of such business ventures., In April 2007 SEMO Milling, LLC terminated the joint venture we had with them to build a 132 MMGY ethanol plant co-located with SEMO Milling’s dry corn mill production facility at the SEMO port authority in Scott City, Missouri. Under the terms of the joint venture agreement, SEMO retained all of the assets of the joint venture, including the unused cash balance of the $2 million we were required to contribute to the joint venture. See Note 13 of our unaudited financial statements for a discussion of the impact of the termination of the SEMO joint venture on our financial results and condition, including an asset impairment charge of approximately $2.7 million. While our other existing joint venture agreements do not have similar forfeiture provisions in them, it is possible that in the future we may negotiate or agree to contractual arrangements that would impose penalties or other adverse financial effects on us in the event of a termination of a joint venture.

Our common stock has a limited bid history and prospective investors may not be able to resell their shares at their purchase price, if at all.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “EHNX.OB.” Prior to September 5, 2006, there was no bid history for our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. The offering price of our common stock in the Offering on August 3, 2006 is not indicative of future market prices.

Investors who purchased securities in the Offering purchased at a price that was not established in a competitive market. The public market may not agree with or accept this valuation, in which case stockholders may not be able to sell their common stock at or above the offering price, if at all. The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on August 25, 2006. Since this date, through March 31, 2007, the price has fluctuated from a low of $0.94 to a high of $4.85. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	actual or anticipated variations in operating results;

•	the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;

•	changes in financial estimates by securities analysts;

•	changes in the economic performance and/or market valuations of other energy companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales or other transactions involving our capital stock.

Our common stock may be considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. In addition, since the common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of the common stock in the public market following this registration could harm the market price of the common stock. As additional shares of the common stock become available for resale in the public market pursuant to the registration of the securities issued in the Offering, and otherwise, the supply of the common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

The securities issued in connection with the Merger are “restricted” securities that have not been registered under federal or state securities laws and will not be freely transferable. Holders of these securities must be prepared to bear the economic risks of investment for an indefinite period of time since the securities cannot be sold unless they are subsequently registered or an exemption from registration is available. We assumed a Registration Rights Agreement pursuant to which certain registration rights were granted under the Securities Act with respect to certain shares of the common stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2007. Based on the evaluation as of June 30, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. As of June 30, 2007, no legal proceedings or claims are pending against or involve our Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held Friday, July 6, 2007, the Board of Directors and a majority of its stockholders voted on the following matters:

1)	The election of six members to the Company’s Board of Directors to hold office for a term ending in 2008 and until their successors are duly elected and qualified;

Albert W. Knapp, III: 36,325,500 votes For, 0 votes Against, 300,000 Abstained

Randall L. Rahm: votes 36,325,500 For, 0 votes Against, 300,000 Abstained

Bryan J. Sherbacow: 36,325,500 votes For, 0 votes Against, 300,000 Abstained

Robert C. Walther: 36,325,500 votes For, 0 votes Against, 300,000 Abstained

Johnny F. Norris, Jr.: 36,325,500 votes For, 0 votes Against, 300,000 Abstained

Thomas G. Kraemer: 36,325,500 votes For, 0 votes Against, 300,000 Abstained

2)	A proposal to reincorporate the Company in Delaware; the proposal passed by a vote of 36,315,500 votes For, 10,000 votes Against, 300,000 Abstained.

3)	A proposal to effect a 1-for-10 reverse stock split; the proposal passed by a vote of 36,235,500 votes For, 65,000 votes Against, 325,000 Abstained.

4)
A proposal to amend the Company’s Certificate of Incorporation to change from 300,000,000 to 50,000,000 the total number of shares of common stock that the Company is authorized to issue; The proposal passed by a vote of 36,310,500 votes For, 15,000 votes Against, 300,000 Abstained

5)
A proposal to adopt the Company’s Amended and Restated Omnibus Equity Incentive Plan (the “Amended and Restated Plan.”) The proposal passed by a vote of 36,315,500 votes For, 10,000 votes Against, 300,000 Abstained.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Termination Agreement, dated April 28, 2007, by and between SEMO Milling LLC and Ethanex Energy North America, Inc.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-129810).

10.2	Joint Marketing Agreement, dated April 20, 2007, by and between Ethanex Energy, Inc. and Buhler, Inc.	Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-129810).

10.3	Amendment to the Registration Rights Agreement, dated May 3, 2007, by and between Ethanex Energy, Inc. and the holders of a majority of the shares under the Registration Rights Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-129810).

10.4	Termination Letter, dated June 12, 2007, by and between Ethanex Energy, Inc. and Chevron Energy Solutions Company	Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-139787)

10.5	Letter Agreement, dated April 2, 2007, by and between Ethanex Energy, Inc. and Austin AECOM	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007 (File No. 333-129810).

31.1	Certification by Chief Executive Officer.*

31.2	Certification by Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Dated: July 26, 2007