Form 10QSB
period 2007-09-30
ETHANEX ENERGY, INC.
filed 2007-10-24
CIK 1343611

Form 10QSB ETHANEX ENERGY, INC. - EHNX Filed: October 23, 2007 Quarterly report filed by small businesses

Table of Contents

PART I

- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT S PLAN OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES

PART II

- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)
EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
of Registrant's Principal Executive Offices)

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

As of October 22, 2007 the registrant had 65,055,813 shares of common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Ethanex Energy, Inc., a Nevada corporation (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed unaudited financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed unaudited financial statements for the three months ended September 30, 2007 (the “2007 quarter”) are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2007
ASSETS

Current assets
Cash and cash equivalents	$919,035
Investments	3,250,000
Other current assets	118,295
Total current assets	4,287,330

Property and equipment, net	4,771,237

Other assets	545,935
Total assets	$9,604,502

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$454,008
Accrued expenses	801,998
Current portion notes payable	12,494
Total current liabilities	1,268,500

Notes payable	35,609
Total liabilities	1,304,109

Minority interest in equity of subsidiary	425,172

Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value; 300,000,000 shares authorized, 65,071,340 issued and outstanding	65,072
Additional paid-in capital	25,690,149
Deficit accumulated during the development stage	(17,880,000)
Total stockholders' equity	7,875,221
Total liabilities and stockholders' equity	$9,604,502

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		May 31, 2006 (Inception) to September 30, 2007
	$		$		$		$		$
Operating revenues		—		—		—		—		—

Cost of sales		—		—		—		—		—

Gross profit		—		—		—		—		—

General and administrative expense		3,211,811		3,016,335		8,374,321		3,024,311		14,677,676

Impairment in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC		—		500,000		2,734,555		500,000		3,234,555
Total operating expenses		3,211,811		3,516,335		11,108,876		3,524,311		17,912,231

Operating loss		(3,211,811)		(3,516,335)		(11,108,876)		(3,524,311)		(17,912,231)

Other expense		—		—		(592,000)		—		(592,000)

Interest income		78,884		50,926		325,101		50,926		561,897

Interest expense		(538)		—		(1,713)		—		(1,713)

Minority interest in loss of consolidated subsidiary		34,111		—		61,309		—		64,047
Loss before provision for income taxes		(3,099,354)		(3,465,409)		(11,316,179)		(3,473,385)		(17,880,000)

Provision for income tax		—		—		—		—		—
Net loss		$(3,099,354)		$(3,465,409)		$(11,316,179)		$(3,473,385)		$(17,880,000)

Loss per share		$(0.05)		$(0.06)		$(0.18)		$(0.06)		$(0.29)

Weighted average shares outstanding		63,020,387		62,500,000		62,834,553		62,500,000		62,733,185

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANY)
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	May 31, 2006 (Inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,099,354)	$(3,465,409)	$(11,316,179)	$(3,473,385)	$(17,880,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	482,743	1,020,444	2,699,825	1,020,444	4,290,735
Impairment loss in IPT Ethanol, Inc. and Ethanex at SEMO Port, LLC	—	500,000	2,734,555	500,000	3,234,555
Depreciation	19,363	1,195	51,307	1,275	61,525
Change in assets and liabilities:
Other current assets	121,085	(28,764)	(251,866)	(28,764)	(318,295)
Other non-current assets	—	(900)	—	(900)	(3,998)
Accounts payable	223,276	—	305,033	—	305,033
Accrued expenses	111,854	48,172	43,486	48,172	1,095,022
Net cash used by operating activities	(2,141,033)	(1,925,262)	(5,733,839)	(1,933,158)	(9,215,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(427,134)	(879,705)	(2,585,877)	(882,578)	(3,739,040)
Proceeds from sale of investments	1,500,000	—	5,450,000	—	16,600,000
Purchase of investments	—	—	(1,750,000)	—	(19,850,000)
Investment in joint venture	—	(2,500,000)	(42,904)	(2,500,000)	(4,270,115)
Net cash provided (used) by investing activities	1,072,866	(3,379,705)	1,071,219	(3,382,578)	(11,259,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net	—	19,035,559	—	19,035,563	21,285,559
Loans from shareholder	—	—	—	10,765	—
Member contribution	—	—	—	—	489,219
Principal payment on notes payable	(3,178)	—	(9,152)	—	(10,199)
Deferred financing costs relating to issuance of long-term debt	(370,968)	—	(370,968)	—	(370,968)
Net cash provided (used) by financing activities	(374,146)	19,035,559	(380,120)	19,046,328	21,393,611
Net increase (decrease) in cash and cash equivalents	(1,442,311)	13,730,592	(5,042,740)	13,730,592	919,035
Cash and cash equivalents, beginning of period	2,361,346	—	5,961,775	—	—
Cash and cash equivalents, end of period	$919,035	$13,730,592	$919,035	$13,730,592	$919,035

Supplemental information :
Cash paid for:
Interest	$538	$—	$1,713	$—	$1,713
Income tax	—	—	—	—	—

Non-cash financing and investing activities:
Receivable due to exercise of outstanding warrants	$—	$2,250,000	$—	$2,250,000	$—
Acquisition of assets by entering into note payable	—	—	—	—	58,161
Transfer of assets from investment in joint venture to construction in progress	—	—	1,035,561	—	1,035,561
Accrued expenses for financing services	170,968	—	170,968	—	170,968

See notes to condensed unaudited consolidated financial statements.

ETHANEX ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed unaudited consolidated financial statements should be read in conjunction with the Form 10-KSB Annual Report filed on April 2, 2007 which includes the audited financial statements of Ethanex Energy, Inc. and notes thereto for the period from May 31, 2006 (date of inception) to December 31, 2006. Operating results for May 31, 2006 (date of inception) through September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

References to “Ethanex,” “we,” “us,” and “our” in this document are references to Ethanex Energy, Inc. and its subsidiaries and any predecessor companies of Ethanex Energy, Inc.

Ethanex Energy, Inc. (the “Company”) is a development stage company with the goal of becoming a leading low-cost producer of corn and cellulosic-based fuel ethanol. Ethanol is used by refineries as a blend component in the U.S. gasoline fuel market. Our advanced technologies and processes center on the use of a unique bio-refinery process that integrates fractionation technology, a biomass energy center, and a corn oil extraction system that optimize the value of the primary components of corn feedstock. We also seek to market our bio-refinery process to third parties interested in improving the efficiency of their own ethanol production facilities. Our bio-refinery production process will produce dried distilled grains as a co-product, which is used in the manufacture of various animal feeds, and other corn by-products, including food grade corn oil.

On September 1, 2006, Ethanex Energy North America, Inc. (“EENA”) entered into an Agreement and Plan of Merger and Reorganization (“Merger”) with Ethanex Energy, Inc., a publicly held corporation and its wholly owned subsidiary Ethanex North America Acquisition Corporation. Pursuant to the merger the holders of EENA's capital stock before the merger surrendered all of their issued and outstanding class A and class B common shares in exchange for 46 million shares of Ethanex Energy Inc.'s common stock. The holders of EENA's class A common stock received an aggregate of 26 million shares and the holders of EENA's class B common stock received an aggregate 20 million shares. The shareholders of Ethanex Energy, Inc. prior to the merger retained 14 million shares of common stock in the public company.

The above transaction has been accounted for as a reverse merger (recapitalization) with EENA being deemed the accounting acquirer and Ethanex Energy, Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of EENA (since May 31, 2006, its date of inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of EENA, the accounting acquirer, has been carried over in the recapitalization.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment in preparations for the construction of ethanol plants and the raising of capital.

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

Arrangements with other business enterprises are evaluated, and those in which the Company is determined to have a controlling interest are consolidated. The Company has adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The interpretation considers a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities to be the best evidence of control. The Company shall consolidate a variable interest entity if the Company is deemed to be the primary financial beneficiary, which is determined by evaluating whether the Company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both.

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

Investments

Investments are short-term investments in auction rate securities. The interest rates reset through an auction process at predetermined periods every 28 days. Due to the frequent nature of the reset feature, the investment's market price approximates its fair value; therefore, the realized or unrealized gains or losses associated with these marketable securities are immaterial.

Property and Equipment, Depreciation and Amortization

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets which are 5 years for all property and equipment currently in service. Amortization of leasehold improvements is computed utilizing the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold. Maintenance and repairs that do not extend the useful life of the respective assets are charged to operations as incurred.

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

Stock Based Compensation

The Company measures compensation cost to employees from our equity incentive plan in accordance with SFAS 123(R). SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) requires equity compensation issued to employees to be expensed over the requisite service period (usually the vesting period).

The Company measures compensation cost issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees". EITF No. 96-18 requires an issuer to measure the cost of the services at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable at the measurement date.

New Accounting Standards

The Company does not believe that any recently issued and effective pronouncements would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period ended September 30, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future capital requirements will depend on many factors, including the success of the Company’s ethanol plant development and acquisition efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

The Company maintains cash balances at financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007, the Company's cash and cash equivalents exceeded federally insured limits by $819,035.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

September 30, 2007
Computer equipment and software	$201,457
Furniture and fixtures	61,503
Leasehold improvements	64,223
Vehicles	58,161
Land	1,318,498
Construction in progress	3,128,920
Less accumulated depreciation and amortization	(61,525)
Total	$4,771,237

Construction in progress includes payments made under Project Development Agreements with Delta-T Corporation, dated August 6, 2006 and August 30, 2006, each of which provides for general project development, preliminary engineering services and a basic process engineering package suitable for estimating construction costs by third parties for ethanol plants to be sited in southern Illinois and northeast Kansas. The cost incurred by the Company under each of these agreements for preliminary engineering was $750,000. For each plant constructed with Delta-T Corporation technology, the Project Development Agreement calls for payment of a one-time technology licensing fee of $3,000,000.

Depreciation expense was $19,363 in the 2007 quarter and $51,307 in the 2007 year-to-date period.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the long term outstanding balance on secured borrowings related to the purchase of two vehicles, one purchased for $31,408 with a non-interest bearing note with a monthly payment of $523 over 5 years starting December 2006 and the other for $26,753 with a note bearing an interest rate of 9.19% with a monthly payment of $668 over 4 years starting January 2007. Interest expense was $538 in the 2007 quarter and $1,713 in the 2007 year-to-date period.

The following is a schedule by year of future payments required under these notes:

September 30, 2007
Less than 1 year	$12,494
1-3 years	35,086
More than 3 years	523
Total	$48,103

NOTE 7 - STOCKHOLDERS' EQUITY

Private Offering

Prior to and as a condition of the Merger between a subsidiary of Ethanex Energy, Inc. and EENA (See NOTE 1), EENA closed a private placement offering of 20 million units of securities. Each unit consisted of one share of class B common stock and a warrant to purchase one share of class B common stock for a period of five years at an exercise price of $1.50 per share. The investors in the offering collectively purchased 20 million units for a total consideration of $20,000,000. The warrants have been treated as permanent equity instruments pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The proceeds were all allocated to the class B common stock as the value of the warrants at date of issuance was negligible. EENA paid professional fees, commission and a finder's fee of $964,441 in connection with the offering which has been recorded as a reduction to additional paid-in capital.

In connection with the private placement offering, EENA entered into a Registration Rights Agreement with the investors in the offering, which has been assumed by the Company. Under the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement with the SEC covering the Company's common stock received by holders of EENA's class B stock in the Merger within 90 days of the Merger which occurred on September 1, 2006. If the Company failed to file a registration statement within 90 days, the reverse merger or the registration statement would fail to become effective within 90 days of filing and the Company would become liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering. The Company amended the Registration Rights Agreement to extend the deadline and filed the registration statement timely in January 2007.  The Company further amended the Registration Rights Agreement to provide that if the registration statement was not declared effective by June 29, 2007, the Company became liable for liquidated damages at a rate equal to 1% per month of the investors purchase price in the offering plus a one time payment of 3% of the purchase price.  The registration statement was declared effective on July 6, 2007. Liquidated damages of $592,000 were paid on July 5, 2007 and are reflected in the Other Expense line of the Consolidated Statement of Operations of the quarter ended June 30, 2007.

Stock Outstanding

The Articles of Incorporation of the Company, as amended to date, authorize the issuance of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, each having a par value of $0.001 per share. Shares of common stock outstanding as of the end of the 2007 quarter were 65,071,340. As of the end of the 2007 quarter, the Company was authorized to issue10,000,000 shares of “blank check” preferred stock, none of which has been designated, issued or outstanding. The Board of Directors is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series.

Stock Warrants

In connection with the Private Offering (see above), EENA granted warrants to purchase 20,000,000 shares of the EENA's class B common stock exercisable at $1.50 per share. In the Merger, these warrants became warrants to purchase 20,000,000 shares of the Company's common stock on the same terms. The warrants expire on September 1, 2011.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2007, is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	18,500,000	$1.50

Granted	—	—

Exercised	—	—

Forfeited	—	—

Outstanding at September 30, 2007	18,500,000	$1.50

Exercisable at September 30, 2007	18,500,000	$1.50

NOTE 8 - STOCK BASED COMPENSATION

We account for stock-based compensation, including grants of stock options and restricted shares, using the fair value recognition provisions of SFAS 123(R). Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award, and if necessary, is adjusted to ensure that the amount recognized is at least equal to the vested (earned) compensation.

Stock-based compensation expense was $482,743 for the 2007 quarter and $2,699,825 for the 2007 year-to-date period. During the 2007 quarter and the 2007 year-to-date period, respectively, the Company granted 1,490,000 and 1,590,000 stock options and 724,234 and 1,084,452 shares of restricted stock to employees, net of cancellations. During the 2007 quarter and the 2007 year-to-date period, the Company granted a total of 100,000 stock options amongst the independent members of the Board of Directors. During the 2007 year-to-date period, the Company granted 275,000 shares of stock to consultants for services.

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

The deferred tax asset approximated the following:

September 30, 2007
Deferred tax asset	$7,112,664
Less: Valuation allowance	(7,112,664)
Net deferred tax asset	$—

At September 30, 2007, the Company had an accumulated deficit in the amount of $17,880,000 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - AGREEMENT AND PLAN OF MERGER AND REORGANIZATION WITH IPT ETHANOL, INC.

On August 3, 2006, EENA acquired all of the capital stock of IPT Ethanol, Inc. from Industrial Power Technology, its sole stockholder. IPT Ethanol, Inc. is a privately held corporation formed on July 18, 2006 and has had no operations from its date of inception through September 30, 2007. Prior to the closing, Industrial Power Technology assigned to IPT Ethanol, Inc. its rights to a letter of understanding with an energy provider in the State of Kansas (the “Utility”). The letter of understanding provides for a joint evaluation of the environmental and operational impact of constructing a 132 MMGY ethanol plant at a Utility location. Upon the receipt of favorable results from the joint evaluation and upon the satisfactory negotiation of business terms between the Utility and IPT Ethanol, Inc. for the development of the proposed plant, Utility and IPT Ethanol, Inc. intend to enter into a definitive agreement to construct an ethanol plant at the Utility location in northeast Kansas. EENA paid $500,000 in cash for the acquisition of IPT Ethanol, Inc. The entire purchase price was allocated to the rights to the letter of understanding. The price was determined by negotiation with the sole owner and manager, Robert C. Walther, in an arms-length transaction. Mr. Walther subsequently joined the Company as executive chairman. IPT Ethanol, Inc. had no assets and liabilities other than the rights to the letter of understanding with the Utility. Since the letter provided no benefit except an exclusive, short period of investigation it was deemed to have no continuing value and therefore was immediately expensed as an impairment.

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

Through March 31, 2007, the Company had spent $3,770,115 related to the joint venture, $2,000,000 of which was a deposit against the initial capital contribution of $30 million and $1,770,115 was for the design and construction of an ethanol plant. The Agreement was terminated on April 28, 2007. The Company recorded an impairment charge of $2,734,555 in the first quarter of 2007, which included a $2,000,000 deposit and $734,555 of site specific development costs that were deemed to have no ongoing value. The balance of the expenditures of $1,035,560 relates to preliminary engineering to develop an ethanol plant and will have value at this site or the site the Company is currently developing in northeast Kansas.

Star Ethanol, LLC

In August 2006, the Company entered into a letter agreement with Star Ethanol, LLC (“Star”) and on September 17, 2006 entered into a joint venture agreement with Star to construct and operate an ethanol facility in southern Illinois utilizing fractionation technology in the production of ethanol and ethanol related products. The joint venture operates as Ethanex Southern Illinois, LLC (“Ethanex Southern”). The Company's initial membership interest in Ethanex Southern, according to the agreement, would be 85% and Star’s initial membership interest would be 15%. According to the agreement, Star has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. The Company provided an initial contribution of $2,000,000 against an anticipated total contribution of $63,750,000. Star's initial contribution to the joint venture was to be $11,250,000, which was 15% of the anticipated cost of the construction. In the event Star was unable to make its initial contribution, the Company had agreed to advance Star up to $4,000,000 towards its initial contribution in the form of a senior subordinated debenture, which would bear interest at the rate of 11% per year. Ethanex Southern is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction. Due to the Company's controlling financial interest in this joint venture, the financial statements have been consolidated as of September 30, 2007.

Ethanex Southern contributed interest income of $632 in the 2007 quarter and $63,200 in the 2007 year-to-date period and expenses of $228,040 in the 2007 quarter and $469,116 in the 2007 year-to-date period to the consolidated financial statements. Assets of the joint venture totaled $2,739,387 as of the end of the 2007 quarter, which consisted of cash, land and construction in progress. Liabilities of the joint venture totaled $127,148 for accrued expenses as of the end of the 2007 quarter. The minority interest in Ethanex Southern reflected in the consolidated balance sheet was $459,283 as of the end of the 2007 quarter. As of September 30, 2007, we have made cash contributions to Ethanex Southern of $2,123,019 and Star has made cash contributions of $489,219.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which generally provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options, restricted stock and other benefits, including severance pay. Termination of the agreements may be made by either party with advance notice. All related stock options and restricted stock were granted in 2006 and 2007, as provided by the agreements.

Operating Leases

Our principal executive offices are located in Basehor, Kansas. The base annual rent under the operating lease is $20,400. The lease term is eighteen months commencing March 15, 2007. The lease may be renewed at our option for a period of five years with annual three percent increases. Future minimum rental payments are $20,400 over the next year.

We also lease an executive office in Charleston, South Carolina. The lease term is five years commencing November 1, 2006. The base rent in the first year is $18,590 with annual three percent increases.

The following is a schedule by year of future minimum rental payments required under this lease:

Less than 1 year	$19,101
1-3 years	60,811
More than 3 years	1,744
Total	$81,656

Total rental expense was $14,883 for the 2007 quarter and $41,179 for the 2007 year-to-date period.

Litigation

In February 2007, the Company learned that our former outside legal counsel, Louis W. Zehil, who at the time was a partner at the law firm of McGuire Woods LLP, and who was our corporate secretary until February 22, 2007, had been named a defendant in a civil lawsuit by the SEC for violations of the antifraud and registration provisions of the federal securities laws. Mr. Zehil also was named a defendant in a criminal proceeding brought by the U.S. Attorney for the Southern District of New York involving similar matters. Both of these lawsuits relate to actions Mr. Zehil is alleged to have taken to trade shares of our common stock.

Persons who purchased shares directly from Mr. Zehil may have a rescission right against Mr. Zehil. Such persons also may try to claim that this rescission right extends to the Company. One or more of the investors in the Offering, in which Mr. Zehil acquired the shares that he subsequently is alleged to have sold improperly, may also try to claim a rescission right based upon Mr. Zehil's conduct. It is also possible that one or more of our stockholders could claim that they suffered a loss and attempt to hold the Company responsible. We also may incur significant legal and other costs in connection with our internal investigation of this matter, any litigation we may become involved in and/or our cooperation with the SEC.

The Company is unaware of facts or circumstances to suggest that it is probable that such claims would be made against the Company. As of September 30, 2007, the Company is not aware of a formal discovery process involving the Company or any of the other six companies involved in the Zehil matter. Moreover, the Company believes that should any claims be made against the Company, the Company would have substantial cross- and third-party claims against Mr. Zehil and his former law firm and that, accordingly, the Company does not currently believe that there is a material risk that the Company would ultimately incur material financial or other harm. Moreover, the Company is unable to quantify the dollar amount of securities that could be subject to a rescission offer because the securities were allegedly sold over a two month period, at various times and prices, to unidentified purchasers. The Company believes the possibility of assertion of a rescission demand is highly uncertain and no such assertion has been made or threatened, and any potential damages are not reasonably estimable, therefore, an accrual for potential rescission claims has not be included in the Company's consolidated financial statements.

During the third quarter of 2007, the Company was contacted by the Trustee who is holding cash seized from Mr. Zehil. Subsequently, the Company filed a claim to recover a portion of the seized assets. The amount and likelihood of recovering cash cannot be determined. If cash is received in the future, it will be recorded as income in the period received.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

General

We are a development stage company planning to engage in the business of producing fuel ethanol through the ownership and operation of ethanol plants. Our objective is to become one of the ethanol industry's lowest-cost producers. We intend to market the ethanol we produce to refineries for use as a blend component in the U.S. gasoline fuel market. In addition, as a byproduct of our ethanol fuel operations, we intend to produce and sell dried distiller grains, which we refer to as DDG, and other commercially useful corn by-products, including food grade corn oil. DDG are used in the manufacture of various animal feeds.

We believe that there is a significant market opportunity in the ethanol industry resulting from various government mandated programs and market forces and events. To address this business opportunity, we are pursuing the following business strategies:

•	commercialize corn fractionation technology to take advantage of the economic benefits of fractionation in the ethanol production process;

•	acquire superior sites for the development of greenfield, state of the art ethanol production facilities;

•	acquire ethanol plants during construction to take advantage of existing regulatory approvals and reduce the timeline for bringing our plants on line;

•	align ourselves with existing producers to help them improve their efficiency using our technical expertise; and

•	utilize our management's experience in the coal-fired electric utility sector for brownfield development of low-cost ethanol plants.

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

If we are able to execute our strategies effectively, we believe that we can establish annual production capacity of over 500 MMGY of denatured, fuel grade ethanol by 2010. We are working to achieve this target through the development of a combination of greenfield and brownfield facilities and the possible acquisition of existing production capacity. We are actively developing plans to construct ethanol plants with capacity of approximately 132 MMGY each on the northeast Kansas and southern Illinois sites discussed below. We will continue to explore the potential for constructing a plant on the Missouri site discussed below, but the recent termination of our joint venture to develop that site makes it uncertain as to whether we will be able to proceed with development plans. In addition to our efforts to develop new ethanol facilities, we have recently increased our efforts to acquire ethanol plants under construction or to pursue business relationships with existing producers.

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

One of our main goals is to develop and commercialize fractionation technology for application in the production of ethanol because of the economic advantages of that process. In most existing ethanol plants, the corn is crushed down using a hammer mill process. After the corn kernel has been crushed, all of the material from the kernel is then fed into the ethanol process. Approximately 17% of the kernel, consisting of the bran and the germ, has no benefit in the production of ethanol and actually increases the amount of energy used in the process. Fractionation is a process that separates the germ and the bran in a corn kernel from the endosperm. The endosperm contains the starch that is used to make ethanol. Fractionation leads to increased ethanol productivity and decreased ethanol production costs through increased plant output, decreased water use, decreased energy consumption, creation of a higher protein, higher value DDG, and the generation of additional corn by-products that can be further processed or consumed in a biomass boiler as a substitute for natural gas. We intend to utilize fractionation for all of our ethanol projects, whether it is in the development of new facilities or in the acquisition of existing capacity. We have had preliminary discussions with existing developers and producers with regard to their interest in fractionation technology, but none of those discussions have resulted in business arrangements to date.

Corn Fractionation System

On April 20, 2007, we entered into an exclusive Joint Marketing Agreement (the “Marketing Agreement”) with Buhler, Inc. (“Buhler”), a Minnesota company, to collaborate on the development and sale of fractionation-based ethanol production systems. Buhler is an established leader in technology and equipment solutions for the food and chemical processing industries. Together, we are actively marketing a bio-refinery process to third-party ethanol producers.

Pursuant to the terms of the Marketing Agreement, we have agreed to grant to Buhler, and Buhler has agreed to grant to us, a right of first participation in all sales related to the bio-refinery ethanol production system. The marketing agreement continues through March 2012, with annual renewals thereafter unless earlier cancelled by either party. In addition, the agreement establishes that we will purchase Buhler corn fractionation systems during the term of the agreement, beginning in 2007. In the third quarter of 2007, we began discussions with Buhler with the goal of extending the length of time we have to make the first equipment purchase.

Brownfield Development Opportunity

We are party to a letter of understanding (“LOU”) with a NYSE-listed electric utility located in the Midwest for the joint evaluation of the environmental and operational impact of siting a 132 MMGY ethanol plant at a large coal-fired generating facility owned by the electric utility in northeast Kansas (“the northeast Kansas site.”) In December 2006, we completed the evaluation in conjunction with an independent engineering firm which reported acceptable results. We are proceeding with further negotiations and engineering studies. Upon the satisfactory negotiation of business terms with the electric utility for the development of the proposed plant, we intend to enter into a definitive agreement to site the ethanol plant at the coal-fired generating facility pursuant to our brownfield co-location strategy. Our ability to participate in this project is wholly dependent, however, on the successful fulfillment of several conditions, including the negotiation of a definitive agreement with the electric utility and the following additional conditions:

•	favorable results for the siting of the facility;

•	receipt of all necessary environmental and other permits which are expected to take at least six months to obtain;

•	securing acceptable terms for the purchase of waste steam and other shared services from the electric utility;

•	review and approval of the project by the electric utility's board of directors; and,

•	acquisition of capital for the development and construction of the plant.

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

The Joint Venture Agreement states that we will have an initial membership interest in Ethanex Southern of 85%, and Star will have a 15% membership interest. Star has the right to acquire an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. Our initial contribution to Ethanex Southern was $2.0 million and we are principally responsible for all aspects of the development and operation of the facility. Also, we have agreed to seek to raise the project financing necessary to complete the plant as well as oversee the design and construction of the plant.

In the Joint Venture Agreement, it was estimated that total construction costs for the plant would be $250 million and that 30% of this amount would be funded with equity contributions from Star and Ethanex. Accordingly, the Joint Venture Agreement contemplates that Star's initial equity contribution will be $11.25 million for its 15% membership interest and ours will be $63.75 million for our 85% membership interest (subject to Star's right to contribute additional funds to acquire up to a 25% membership interest). Based on current trends in construction costs, we now expect that the total cost of construction will be in excess of $300 million. We have not yet obtained firm price quotes or the necessary debt or equity financing to construct the plant or fund our portion of the construction costs. See “Liquidity and Capital Costs” below for a discussion of our financing activities. The actual costs of the plant and the amount of debt financing that can be obtained will determine the amount of equity that we and Star will be required to contribute to fund the development of the plant at this site. If Star is unable to make its full initial capital contribution, we have agreed to advance Star up to $4.0 million toward its initial contribution in exchange for a senior subordinated debenture from Star, which will bear interest at the rate of 11% per year, compounded quarterly.

Because more than the anticipated amount of equity capital will be required to complete the development of the southern Illinois site, it has become necessary for Star and us to renegotiate the Joint Venture Agreement. Currently, we are engaged in discussions to terminate the existing Joint Venture Agreement. We cannot presently predict the outcome of these discussions, although we do not expect them to have a negative impact on the project.

 We acquired 175 acres of land for the site on June 25, 2007 for approximately $1.3 million. We have obtained the necessary environmental permit to construct and operate the facility utilizing a natural gas boiler. We have applied for an environmental permit to operate a biomass boiler and anticipate the permit will be issued in the fourth quarter of 2007. In addition, we expect to obtain a final engineering, procurement and construction bid in the first quarter of 2008. Our ability to begin construction of this project, however, is dependent on obtaining adequate financing.

Missouri Greenfield Opportunity

On April 28, 2007, we received a letter from SEMO Milling, LLC (“SEMO”) informing us that SEMO was terminating the Joint Venture Agreement that we originally signed with SEMO on August 4, 2006. As originally envisioned, we expected to cooperate with SEMO to build a 132 MMGY ethanol plant co-located with SEMO Milling's dry corn mill production facility at the SEMO port authority in Scott City, Missouri (“the Missouri site.”) We also envisioned that the Joint Venture would utilize corn fractionation technology developed by SEMO. The Agreement originally envisioned that the Joint Venture would begin operations by the end of 2006, but we and SEMO postponed this date multiple times. Ultimately we and SEMO were unable to reach agreement on how to proceed and how each company would best realize the anticipated benefits of the joint venture. Despite the termination, we agreed with SEMO that we would continue efforts to obtain an environmental permit for the Missouri site.

We obtained the environmental permit necessary to construct and operate the facility fueled by a natural gas boiler for the Missouri site during the third quarter of 2007. We still intend to explore the potential for constructing a plant that uses next generation ethanol production technology, including the Buhler corn fractionation system, at the Missouri site, although there is no guarantee that suitable arrangements will be achieved.

Pursuant to the terms of the Joint Venture Agreement, upon termination, SEMO was entitled to keep the unused cash balance of approximately $0.8 million of the $2.0 million that we had contributed to the joint venture through the termination date. We determined that expenditures of approximately $2.7 million incurred by us in connection with the development of the project have no ongoing value. We have written off these expenditures as an impairment charge reflected in our financial statements as of March 31, 2007. We are currently in the process of disposing of the assets of the joint venture.

Professional Services Agreements

Effective June 4, 2007 we agreed to terminate a professional services agreement with Chevron Energy Solutions Company (“CES”), a division of Chevron U.S.A., and a Pennsylvania corporation, by mutual consent. Among other things, the agreement provided for CES to perform preliminary engineering, geotechnical studies, site, and civil design work sufficient to prepare a proposal for the construction of ethanol plants utilizing fractionation technology at both of the sites we are currently developing. We have decided to terminate the agreement because most of the work performed to date related to the Missouri site which is not currently being developed due to the termination of the joint venture agreement with SEMO and also because it has become apparent that CES and us would not be able to reach mutually acceptable terms for the actual construction of the ethanol plants under development.

On April 2, 2007, we entered into a letter agreement with Austin AECOM (“Austin”) in which they would commence detailed project analysis and develop project scope and schedules leading up to the establishment of the pricing and schedule as well as secure agreements with suppliers of technology. On June 18, 2007 we authorized Austin to proceed with the next phase of its work under the terms of a letter agreement. Pursuant to the letter agreement, Austin will provide services including planning, engineering, procurement, construction and commissioning of the ethanol plant in southern Illinois.

Costs of Development Activities and Financing Efforts

We have been incurring various costs for feasibility studies, preliminary engineering, environmental permit applications and legal fees for the development of the three sites described above. Environmental permits have been issued for the southern Illinois and the Missouri sites to construct and operate the facilities fueled by natural gas boilers. We have applied for and anticipate the environmental permit to be issued for the northeast Kansas site by the second quarter of 2008. We have applied for and anticipate the environmental permit for a biomass boiler to be issued for the southern Illinois site in the fourth quarter of 2007. We are negotiating the final engineering, procurement and construction contract for the southern Illinois site and could begin construction by the second quarter of 2008, subject to obtaining adequate financing. On July 11, 2007 we announced our intention to file a registration statement for the sale of equity to finance this facility. It is now anticipated that such a registration statement will not be filed until the completion of negotiations on the final construction contract.

In addition to these permitting expenses, we anticipate incurring various costs associated with testing and marketing the bio-refinery production system we are jointly developing with Buhler. Pursuant to the terms of the Joint Marketing Agreement, we shared equally in the cost associated with tests conducted on Buhler's corn fractionation system at the National Corn-to-Ethanol Research Center in Edwardsville, Illinois in March and April 2007. As a result of this arrangement, we have access to the test data generated and permission to use it for our business purposes. In addition, we are incurring costs associated with studies being conducted on our behalf at three major universities to measure the digestibility and feeding performance of our high protein distiller’s grains, a co-product of our bio-refinery process. These tests will measure several facets of nutrient availability to the animal and will allow us to accurately measure the quality and value of our distiller’s grain when compared to distiller’s grains produced in traditional ethanol plants.

Since December 2006, we have been actively exploring potential sources of financing for our projects. On February 6, 2007, we engaged WestLB AG, New York Branch (“WestLB”), and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), to assist us with arranging a senior credit facility up to a maximum principal amount of $560 million for the development, construction and operation of our southern Illinois and Missouri plants. In August 2007, after the joint venture to develop the Missouri plant was terminated, we received an amended term sheet from WestLB and Morgan Stanley whereby they agreed to assist us with arranging a senior credit facility up to a maximum principal amount of $306.5 million for the development, construction and operation of our southern Illinois plant. According to the term sheet, WestLB and Morgan Stanley intend to fund the project with a first lien facility up to $198.2 million and a second lien facility up to $108.3 million. The second lien facility is anticipated to be comprised of $50.0 million of tax-exempt bonds and $58.3 million of taxable bonds. We have entered into a non-binding investment banking services agreement with Stern Brothers & Co. to assist us with placing $45-50 million of tax-exempt bonds on a best efforts basis. The terms of the senior credit facility, including the terms of any bonds issued therewith, will be subject to the negotiation of definitive agreements with WestLB, Morgan Stanley, and Stern Brothers & Co. We do not expect to enter into definitive agreements for our debt financing until after we raise capital through a registered primary public offering of our securities that is anticipated in the first quarter of 2008 after we finalize negotiations for an engineering, procurement and construction contract. Simultaneously with discussions with potential lenders, we have been meeting with various potential sources of equity capital. We have not yet entered into any agreements for the necessary equity to fund our growth and there can be no assurance that such capital will be available.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Liquidity and Capital Resources

Our principal source of liquidity was our private offering of units, which closed on September 1, 2006, from which we received gross proceeds of $20.0 million.

As of September 30, 2007, we had approximately $4.2 million of cash and liquid investments on hand. We estimate that our current monthly spending for administrative and consulting expenses is approximately $450,000 and monthly project related expenses are approximately $400,000. At this rate of spending, we could continue to fund these expenses for a period of approximately four months with the cash and investments on hand. We are currently evaluating strategies to reduce spending or arrange additional funding for operating expenses until we are able to raise permanent capital for the development of our projects. To successfully continue developing the southern Illinois and northeast Kansas projects, including the building of anticipated facilities, we estimate that we will need to obtain equity and financing of approximately $700.0 million over the next twelve months. This amount is intended to cover construction costs currently estimated to be $580 million and the balance is intended to cover anticipated financing fees, capitalized interest, pre-operating expenses and working capital requirements. If we are unable to arrange such financing or are unable to obtain additional funding for operating expenses we will not be able to continue as an independent going concern.

Forward-Looking Statements and Risk Factors

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may”, “should", "expects", "plans", "anticipates", "believes", "estimates”, “predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risks Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as updated in our Report on Form 10-QSB filed on July 27, 2007, which could materially affect our business, financial condition or future results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, with the participation of the Company’s chief financial officer and chief executive officer, of the effectiveness of the Company's disclosure controls and procedures, as of September 30, 2007. Based on the evaluation as of September 30, 2007, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the 2007 quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. As of September 30, 2007, no legal proceedings or claims are pending against or involve our Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 6. EXHIBITS

Exhibit No.	Description	Reference
10.1	Employment Agreement, dated September 1, 2007.*

31.1	Certification by Chief Executive Officer.*

31.2	Certification by Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHANEX ENERGY, INC.

By:	/s/ Albert W. Knapp, III
Albert W. Knapp, III
Its: President and Chief Executive Officer

By:	/s/ David J. McKittrick
David J. McKittrick
Its: Executive Vice President and Chief Financial Officer

Dated: October 23, 2007